Form 10-Q
period 1996-03-31
CENCOM CABLE INCOME PARTNERS LP
filed 1996-05-15
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              ____________________


                                   FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to _________________________

Commission File Number 0-14093


                       CENCOM CABLE INCOME PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        43-1415278
- -------------------------------                        -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


12444 Powerscourt Drive #400
St. Louis, Missouri                                           63131
- ----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

(Registrant's telephone number, including area code)        (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                       CENCOM CABLE INCOME PARTNERS, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31 1996


                                     INDEX




Part I.  Financial Information
         ---------------------
         Item 1. Financial Statements
                 a. Statement of Assets and Liabilities in Liquidation - March 31, 1996                         1
                 b. Statement of Changes in Assets and Liabilities in Liquidation - March 31, 1996              2
                 c. Balance Sheets - March 28, 1996 and December 31, 1995                                       3
                 d. Statements of Operations - For the Periods From January 1, 1996 through
                    March 28, 1996 and Three Months Ended March 31, 1995                                        4
                 e. Statement of Partners' Capital (Deficit) - For the Period From January 1, 1996
                    through March 28, 1996                                                                      5
                 f. Statements of Cash flows - For the Periods From January 1, 1996 through
                    March 28, 1996 and Three Months Ended March 31, 1995                                        6
                 g. Notes to Financial Statements                                                               7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                          9

Part II. Other Information
         -----------------


         Item 1. Legal Proceedings - None                                                                       -

         Item 2. Change in Securities - None                                                                    -

         Item 3. Defaults upon Senior Securities - None                                                         -

         Item 4. Submission of Matters to a Vote of Security Holders -  None                                    -

         Item 5. Other Information - None                                                                       -

         Item 6. Exhibits and Reports on Form 8-K - None                                                        -

         Signature Page                                                                                        12

                       CENCOM CABLE INCOME PARTNERS, L.P.


               STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION

                              AS OF MARCH 31, 1996
                                  (Unaudited)


ASSETS, at estimated realizable values:

         Cash and cash equivalents                                                              $140,088,844
                                                                                                ------------
LIABILITIES, at estimated settlement amounts:

         Payable to Purchasing Affiliates, net                                                     2,767,084

         Accrued costs of liquidation                                                                904,455
                                                                                                ------------
                 Total liabilities                                                                 3,671,539
                                                                                                ------------

NET ASSETS IN LIQUIDATION AS OF MARCH 31, 1996                                                  $136,417,305
                                                                                                ============





         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENT OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION

                              AS OF MARCH 31, 1996
                                  (Unaudited)


                 NET PROCEEDS FROM PURCHASING AFFILIATES                                                            $211,321,760

                     Less - proceeds representing interest to partners                                                (5,202,207)

                 ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING
                    AFFILIATES AS OF THE CLOSING DATE:

                     Cash and cash equivalents                                                                        (3,351,678)
                     Accounts receivable, net                                                                           (948,144)
                     Prepaid expenses and other                                                                         (161,771)
                     Note receivable from General Partner                                                               (753,556)
                     Property and equipment, net                                                                     (39,506,499)
                     Franchise costs, net                                                                             (2,983,401)
                     Accounts payable and accrued expenses                                                             3,052,296
                     Payables to General Partner and affiliate                                                           727,882
                     Subscriber deposits and prepayments                                                                 281,779
                     Deferred revenue                                                                                    183,044
                                                                                                                    ------------
                          Net assets sold                                                                             43,460,048
                                                                                                                    ------------
                     Gain on Sale of Assets                                                                          162,659,505
                                                                                                                    ------------
                    Interest paid by the Purchasing Affiliates                                                         5,202,207
                                                                                                                    ------------
                 CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

                     Decrease in long-term debt                                                                       74,000,000
                     Receivables from Purchasing Affiliates                                                             (231,336)
                     Cash and cash equivalents held on behalf of Purchasing Affiliates                                 2,998,420
                     Increase in accrued costs of liquidation                                                           (346,494)
                     Payable to Purchasing Affiliates                                                                 (2,767,084)
                                                                                                                    ------------
                                                                                                                      73,653,506
                                                                                                                    ------------
                 REPAYMENT OF LONG-TERM DEBT                                                                         (74,000,000)
                                                                                                                    ------------
                          Net change in assets and liabilities between March 28, 1996, and March 31, 1996            167,515,218

                 PARTNERS' CAPITAL (DEFICIT) AS OF MARCH 28, 1996:
                     General Partner                                                                                     905,039
                     Limited Partner                                                                                 (32,002,952)
                                                                                                                    ------------
                 NET ASSETS IN LIQUIDATION AS OF MARCH 31, 1996                                                     $136,417,305
                                                                                                                    ------------

         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                                 BALANCE SHEETS


                                                                                                   March 28,        December 31,
                                                                                                     1996*              1995
                                                                                                   ---------        ------------
                                                                                                  (Unaudited)
                                                                      ASSETS
                                                                      ------
                 CURRENT ASSETS:
                   Cash and cash equivalents                                                     $   3,351,678     $   4,461,218
                   Accounts receivable, net                                                            948,144           918,107
                   Prepaid expenses and other                                                          161,771           187,914
                                                                                                  ------------      ------------
                            Total current assets                                                     4,461,593         5,567,239

                 PROPERTY AND EQUIPMENT                                                             39,506,499        40,588,953

                 FRANCHISE COSTS                                                                     2,983,401         3,315,819
                                                                                                  ------------      ------------
                                                                                                  $ 46,951,493      $ 49,472,011
                                                                                                  ============      ============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                 CURRENT LIABILITIES:
                   Current maturities of long-term debt                                           $ 74,000,000      $ 76,500,000
                   Accounts payable and accrued expenses                                             3,052,296         4,115,515
                   Payable to General Partner and affiliate                                            727,882           718,507
                   Accrued costs of liquidation                                                        557,961           557,961
                   Subscriber deposits and prepayments                                                 281,779           300,834
                                                                                                  ------------      ------------
                            Total current liabilities                                               78,619,918        82,192,817
                                                                                                  ------------      ------------

                 DEFERRED REVENUE                                                                      183,044           187,957
                                                                                                  ------------      ------------
                 PARTNERS' CAPITAL (DEFICIT):
                   General Partner                                                                     905,039           905,039
                   Limited Partners (150,000 units authorized; 149,204 units issued and
                     outstanding)                                                                  (32,002,952)      (33,060,246)
                   Note receivable from General Partner                                               (753,556)         (753,556)
                                                                                                  ------------      ------------
                            Total Partners' capital (deficit)                                      (31,851,469)      (32,908,763)
                                                                                                  ------------      ------------
                                                                                                  $ 46,951,493      $ 49,472,011
                                                                                                  ============      ============

*Prior to liquidation basis adjustments.


      The accompanying notes are an integral part of these balance sheets.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                              For the Period from                For the Three
                                                                                January 1, 1996                  Months Ended
                                                                               through March 28,                   March 31,
                                                                                     1996*                           1995
                                                                              -------------------               ---------------
                 SERVICE REVENUES                                                   $ 11,878,555                   $ 10,920,750
                                                                                  --------------                 --------------
                 OPERATING EXPENSES:
                   Operating, general and administrative                               6,004,464                      5,339,582
                   Liquidation costs                                                     157,147                             --
                   Depreciation and amortization                                       2,816,999                      3,039,381
                   Management Fees - Related Party                                       594,268                        546,036
                                                                                  --------------                 --------------
                                                                                       9,572,878                      8,924,999
                                                                                  --------------                 --------------
                            Income from operations                                     2,305,677                      1,995,751
                                                                                  --------------                 --------------
                 INTEREST INCOME (EXPENSE):
                   Interest income                                                        42,351                         28,648
                   Interest expense                                                   (1,290,734)                    (1,345,573)
                                                                                  --------------                 --------------
                                                                                      (1,248,383)                    (1,316,925)
                                                                                  --------------                 --------------
                            Net income                                             $   1,057,294                  $     678,826
                                                                                  ==============                 ==============
                 NET INCOME PER LIMITED PARTNERSHIP UNIT                           $        7.09                  $        4.55
                                                                                  ==============                 ==============
                 AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
                   OUTSTANDING                                                           149,204                        149,204
                                                                                  ==============                 ==============





* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.





        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

           FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 28, 1996
                                  (Unaudited)


                                                                                                  Note
                                                                                               Receivable
                                                                                                  From
                                                           General            Limited            General
                                                           Partner            Partners           Partner            Total
                                                          --------           ----------         ---------          -------

                 BALANCE, December 31, 1995                 $ 905,039        $(33,060,246)       $(753,556)      $(32,908,763)

                   Net income                                    -              1,057,294             -             1,057,294
                                                         ------------       -------------      -----------      -------------
                 BALANCE, MARCH 28, 1996*                   $ 905,039        $(32,002,952)       $(753,556)      $(31,851,469)
                                                         ============       =============      ===========      =============





* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.





         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          For the Period from            For the Three
                                                                            January 1, 1996               Months Ended
                                                                           through March 28,                March 31,
                                                                                 1996*                        1995
                                                                          ------------------             --------------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income                                                  $ 1,057,294                  $   678,826
                                                                            --------------               --------------
                   Adjustments to reconcile net income to net cash
                     provided by operating activities-
                       Depreciation and amortization                             2,816,999                    3,039,381
                       Changes in assets and liabilities-
                          Accounts receivable, net                                 (30,037)                     384,996
                          Prepaid expenses and other                                26,143                       19,104
                          Accounts payable and accrued expenses                 (1,063,219)                     754,276
                          Payable to General Partner and affiliate                   9,375                      864,541
                          Subscriber deposits and prepayments                      (19,055)                       2,707
                          Deferred revenue                                          (4,913)                       --
                                                                            --------------               --------------
                            Net cash provided by operating activities            2,792,587                    5,743,831
                                                                            --------------               --------------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                   Additions to property and equipment, net                     (1,402,127)                  (1,591,587)
                   Other                                                             --                         (47,572)
                                                                            --------------               --------------
                            Net cash used in investing activities               (1,402,127)                  (1,639,159)
                                                                            --------------               --------------
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Limited Partners' distributions                                   --                      (3,730,100)
                   Repayments on long-term debt                                 (2,500,000)                    (500,000)
                                                                            --------------               --------------
                            Net cash used in financing activities               (2,500,000)                  (4,230,100)
                                                                            --------------               --------------
                 NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,109,540)                    (125,428)

                 CASH AND CASH EQUIVALENTS, beginning of period                  4,461,218                    4,542,754
                                                                            --------------               --------------
                 CASH AND CASH EQUIVALENTS, end of period                      $ 3,351,678                  $ 4,417,326
                                                                            ==============               ==============


* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.


        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  ORGANIZATION:

Cencom Cable Income Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed on July 25, 1986, for the purpose of acquiring and operating existing cable television systems. The General Partner, Cencom Properties, Inc., purchased the General Partner interest from Cencom Holdings, Inc. in July 1994. Cencom Properties, Inc. is an indirect, wholly-owned subsidiary of Charter Communications, Inc. (Charter).


2.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems (see Note 4). As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of March 31, 1996, have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The Payable to Purchasing Affiliates, net represents the cash accounts which were not transferred to Purchasing Affiliates at the date of closing. Net assets in liquidation as of March 31, 1996, in the accompanying unaudited statement of assets and liabilities in liquidation, represents the estimated distribution to be made to the Limited Partners and the General Partner. On April 15, 1996, the Partnership made a pro rata distribution of approximately $122.4 million to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At March 31, 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners, plus any interest thereon.

The accompanying unaudited balance sheet as of March 28, 1996, and the unaudited statement of operations and cash flows for the period from January 1, 1996, through March 28, 1996, report the Partnership's financial position and results of operations using accounting principles applicable to an ongoing entity prior to the adoption of the liquidation basis of accounting.


3.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1995. Interim results are not necessarily indicative of results for a full year.

4.  SALE TRANSACTION:

On March 29, 1996, the Partnership consummated the sale of all of their cable television systems to certain affiliates (the "Purchasing Affiliates") of the General Partner. The sale was approved by a majority of the Limited Partners, following the distribution of a Disclosure Statement dated October 3, 1995, as supplemented on November 1, 1995, and on December 18, 1995 (collectively referred to as the "Disclosure Statement"). The purchase price, as outlined in the Disclosure Statement, was $211,050,000 less working capital items through July 1, 1995 and liquidation costs paid by the Partnership through the date of closing, and increased for interest paid by the Purchasing Affiliates to the Partnership. The interest paid by the Purchasing Affiliates was computed on the purchase price less the outstanding long-term debt on June 30, 1995, at an annual rate of 5.25%, from July 1, 1995, to March 29, 1996. Net proceeds from the sale of the cable television systems was approximately $211.3 million.


5.  LITIGATION:

In November, 1995, a class action lawsuit (the "Action") was filed on behalf of the Limited Partners which sought, amount other things, to permanently enjoin the sale of the Partnership's systems to the Purchasing Affiliates (see Note
4). On February 15, 1996, the court dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the sale of the Partnership's systems); the plaintiff's claims for money damages which resulted from the sale by the Partnership of its asset remain pending. Each of the defendants to such action believes the remaining claims to be without merit and is contesting the claims vigorously.


6.  RECLASSIFICATIONS:

Certain reclassifications have been made to the 1995 financial statements to conform with the current quarter presentation.

                       CENCOM CABLE INCOME PARTNERS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the approximate number of subscribers of the
Partnership:

                                                                   March 28,         December 31,       March 31,
                                                                     1996                1995             1995
                                                                  ----------         ------------      ----------
              Basic Subscribers:
                Illinois Systems                                       44,300             43,600           42,000
                Base Systems                                           22,700             22,500           22,800
                Clarksville Systems                                    41,600             40,800           39,600
                Tryon System                                            2,100              2,100            2,100
                                                                  -----------        -----------      -----------
                                                                      110,700            109,000          106,500
                                                                  ===========        ===========      ===========
              Premium Subscribers:
                Illinois Systems                                       25,000             26,200           23,300
                Base Systems                                           19,700             20,200           19,200
                Clarksville Systems                                    24,200             21,800           21,000
                Tryon System                                              700                700              700
                                                                  -----------        -----------      -----------
                                                                       69,600             68,900           64,200
                                                                  ===========        ===========      ===========

The following table sets forth certain items as a percentage of total revenues for the periods indicated:

                                                              For the Period        For the Three
                                                            January 1, 1996 to       Months Ended
                                                              March 28, 1996        March 31, 1995
                                                             -----------------      --------------
Service Revenues                                                     100.0%                100.0%
                                                               -----------           -----------
Operating Expenses:
Operating, General and Administrative                                 50.6                  48.9
Liquidation Costs                                                      1.3                   --
Depreciation and Amortization                                         23.7                  27.8
Management Fees - Related Party                                        5.0                   5.0
                                                               -----------           -----------
                                                                      80.6                  81.7
                                                               -----------           -----------
Income From Operations                                                19.4                  18.3
                                                               -----------           -----------
Interest Income (Expense):
       Interest Income                                                 0.4                   0.2
       Interest Expense                                              (10.9)                (12.3)
                                                               -----------           -----------
                                                                     (10.5)                (12.1)
                                                               -----------           -----------
Net Income                                                             8.9%                  6.2%
                                                               ===========           ===========

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems (the "Systems"). Service revenues increased by 8.8% to $11,879,000 for the period from January 1, 1996, to March 28, 1996, when compared to the three months ended March 31, 1995. These increases in 1996 are primarily due to an increase in subscribers for the basic tier of cable service offered by the Systems. In addition, revenue increases between the comparative periods reflect certain allowable retail and ancillary rate increases implemented in certain franchise areas. Rate increases have been limited because federal rate regulation implemented in 1993 and 1994 rolled back cable rates and authorized only limited rate increases for the pass-through of certain external costs for those systems which rolled back rates to the full extent required by law (up to 17%).

Basic subscribers at March 28, 1996 increased by 3.9% over March 31, 1995.
This reflects management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. It also reflects an industry-wide increase in cable subscribers as a result of increased advertising during 1995 by wireless cable television and direct broadcast service providers; these broad-based marketing campaigns appear to have enhanced overall consumer awareness and desire for alternative programming options, with a "spill-over" benefit for cable providers. In addition, a limited amount of new-build construction increased the coverage of the Systems.

Premium service subscriptions increased 8.4% from March 28, 1995 to March 31, 1996. The ratio of premium service subscriptions per basic subscriber increased from 60.3% at March 31, 1995 to 62.9% at March 28, 1996. This increase was the result of the Partnership offering premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses increased by $665,000 or 12.5% during the period from January 1, 1996 to March 28, 1996, when compared to the first quarter of 1995. The majority of this increase, approximately $478,000, related to increases in the license fees paid for programming. In addition, there were increases in wages, bad debts, marketing and advertising.

Liquidation costs in the amount of approximately $157,000 were incurred by the Partnership during the period from January 1, 1996, to March 28, 1996, related to the process of selling the assets of the Partnership. Such sale of the assets occurred on March 29, 1996.

Depreciation and amortization decreased by 7.3% from $3,039,000 for the three months ended March 31, 1995, to $2,817,000 for the period from January 1, 1996, to March 28, 1996. Although the Partnership had increased depreciation as a result of capital expenditures made to the Systems, this was offset by a decrease in amortization due to the completion of amortization periods for certain franchises.


Interest Income and Expenses

Interest expense decreased by 4.1% from $1,346,000 during the first quarter of 1995 to $1,291,000 for the period from January 1, 1996, to March 28, 1996. This decrease was primarily due to the decrease in the effective weighted average interest rates between the periods.

Net Income

Net income increased by 55.8% from $679,000 during the first quarter of 1995 to $1,057,000 for the period from January 1, 1996, to March 28, 1996. In 1996, the increase in income from operations and the decrease in interest expense were significant factors versus the prior year.


Liquidity and Capital Resources

On March 29, 1996, the Partnership consummated the sale of all of their cable television systems to certain affiliates (the "Purchasing Affiliates") of the General Partner. The sale was approved by a majority of the Limited Partners, following the distribution of a Disclosure Statement dated October 3, 1995, as supplemented on November 1, 1995, and on December 18, 1995 (collectively referred to as the "Disclosure Statement"). The net proceeds from the sale of approximately $211.3 million were comprised of the purchase price plus interest, as defined in the Asset Purchase Agreement, dated as of July 1, 1995, entered into by the General Partner and the Purchasing Affiliates. The purchase price, as outlined in the Disclosure Statement, was approximately $211 million less working capital items through July 1, 1995, and liquidation costs paid by the Partnership through the date of closing. The interest paid by the Purchasing Affiliates was computed on the purchase price less the outstanding long-term debt on June 30, 1995, at an annual rate of 5.25%, from July 1, 1995, to March 29, 1996.

On April 15, 1996, the Partnership made a partial distribution of approximately $122.4 million to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At March 31, 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners, plus any interest thereon.

The Partnership had an outstanding credit facility with a consortium of banks, for which The Toronto-Dominion Bank was the agent bank. Such credit facility bore interest at a rate selected by the Partnership equal to Eurodollar, or Toronto Dominion's prime rate, or certificate of deposit rate, as the case may be, plus a spread (1%). This credit facility allowed for borrowings up to $80 million. Outstanding indebtedness of the Partnership at December 31, 1995, was $76,500,000 borrowed under the credit facility. The net decrease to long-term obligations during the period from January 1, 1996 to March 28, 1996 was $2,500,000. At March 29, 1996, the outstanding balance under the Partnership's credit facility was $74,000,000, which was repaid on March 29, 1996 from the proceeds of the sale of assets.

The Partnership made capital expenditures of approximately $1,402,000 during the period from January 1, 1996, to March 28, 1996, in connection with the improvement and upgrading of its cable television systems.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                        FOR QUARTER ENDED MARCH 31, 1996


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CENCOM CABLE INCOME PARTNERS, L.P.

                                                By: Cencom Properties, Inc.
                                                    General Partner


                                                -------------------------------
                                                    Jerald L. Kent
                                                    Executive Vice President and
                                                    Chief Financial Officer



By:  /s/ Jerald L. Kent                             May 13, 1996
     -----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  /s/ Ralph G. Kelly                             May 13, 1996
     -----------------------------
     Ralph G. Kelly
     Treasurer