Form 10-Q
period 1996-06-30
CENCOM CABLE INCOME PARTNERS LP
filed 1996-08-14
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              ____________________


                                   FORM 10-Q


(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the quarterly period ended June 30, 1996


                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    ------------------
Commission File Number 0-14093
                       -------

                       CENCOM CABLE INCOME PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                       43-1415278
          --------                                       ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

12444 Powerscourt Drive #400
St. Louis, Missouri                                      63131
- ----------------------------                             -----
(Address of Principal Executive Offices)                 (Zip Code)

(Registrant's telephone number, including area code)     (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                       CENCOM CABLE INCOME PARTNERS, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements
                 a. Statement of Assets and Liabilities in Liquidation -
                    June 30, 1996                                              3

                 b. Statement of Changes in Assets and Liabilities in
                    liquidation - For the Three Months Ended June 30, 1996     4
                 c. Statement of Changes in Assets and Liabilities in
                    Liquidation - For the Period From March 29, 1996 to
                    June 30, 1996                                              5
                 d. Balance Sheets - March 28, 1996 and December 31, 1995      6
                 e. Statements of Operations - For the Periods From January
                    1, 1996 through March 28, 1996, and Three and Six Months
                    Ended June 30, 1995                                        7
                 f. Statement of Partners' Capital (Deficit) - For the
                    Period From January 1, 1996 through March 28, 1996         8
                 g. Statements of Cash flows - For the Periods From January
                    1, 1996 through March 28, 1996, and Six Months Ended
                    June 30, 1995                                              9
                 h. Notes to Financial Statements                             10

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    12

Part II. Other Information

         Item 1. Legal Proceedings - None                                      -

         Item 2. Change in Securities - None                                   -

         Item 3. Defaults upon Senior Securities - None                        -

         Item 4. Submission of Matters to a Vote of Security Holders -  None   -

         Item 5. Other Information - None                                      -

         Item 6. Exhibits and Reports on Form 8-K - None                       -

         Signature Page                                                       15

                       CENCOM CABLE INCOME PARTNERS, L.P.


               STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION

                              AS OF JUNE 30, 1996
                                  (Unaudited)


ASSETS, at estimated realizable values:

    Cash and cash equivalents                                        $15,554,308
                                                                    ------------

LIABILITIES, at estimated settlement amounts:

    Payable to Purchasing Affiliates, net                                428,236

    Accrued costs of liquidation                                         753,197

                                                                    ------------
         Total liabilities                                             1,181,433
                                                                    ------------


NET ASSETS IN LIQUIDATION AS OF JUNE 30, 1996                        $14,372,875
                                                                    ============






         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENT OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)


                                                                Payable to
                                                                Purchasing
                                               Cash and         Affiliates,       Accrued Costs     Net Assets
                                           Cash Equivalents        net           of Liquidation   in Liquidation
                                           ----------------     -----------      --------------   --------------
BALANCE, MARCH 31, 1996                      $ 140,088,844      ($2,767,084)        ($904,455)     $ 136,417,305
Cash distributions to Limited Partner         (120,142,045)           --                 --         (120,142,045)
Cash distributions to General Partner           (1,597,338)           --                 --           (1,597,338)
Cash transferred to Purchasing Affiliates       (2,350,315)        2,350,315             --                    0
Payment of liquidation costs                      (351,258)           --              351,258                  0
Transfer of General Partner note to
Purchasing Affiliates                             --                (753,556)            --             (753,556)
Payment of management fees on behalf of
Purchasing Affiliates                             (742,089)          742,089             --                    0
Increase in liquidation costs (provision)         --                  --             (200,000)          (200,000)
Interest Income                                    648,509            --                 --              648,509
                                           ---------------      ------------    -------------      -------------
BALANCE, JUNE 30, 1996                       $  15,554,308         ($428,236)       ($753,197)     $  14,372,875
                                           ===============      ============    =============      =============

      The accompanying notes are an integral part of these balance sheets.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENT OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION

              FOR THE PERIOD FROM MARCH 29, 1996 TO JUNE 30, 1996
                                  (Unaudited)

NET PROCEEDS FROM PURCHASING AFFILIATES                                             $  211,321,760

Less - proceeds representing interest to partners                                       (5,202,207)

ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING
AFFILIATES AS OF THE CLOSING DATE:

Cash and cash equivalents                                                               (3,351,678)
Accounts receivable, net                                                                  (948,144)
Prepaid expenses and other                                                                (161,771)
Note receivable from General Partner                                                      (753,556)
Property and equipment, net                                                            (39,506,499)
Franchise costs, net                                                                    (2,983,401)
Accounts payable and accrued expenses                                                    3,052,296
Payables to General Partner and affiliate                                                  727,882
Subscriber deposits and prepayments                                                        281,779
Deferred revenue                                                                           183,044
                                                                                    --------------
Net assets sold                                                                        (43,460,048)
                                                                                    --------------
Gain on Sale of Assets                                                                 162,659,505
                                                                                    --------------
Interest paid by the Purchasing Affiliates                                               5,202,207
                                                                                    --------------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

Decrease in long-term debt                                                              74,000,000
Receivables from Purchasing Affiliates                                                    (231,336)
Cash distribution to Limited Partners                                                 (120,142,045)
Distribution to General Partner                                                         (2,350,894)
Cash received from investments                                                             648,509
Cash and cash equivalents held on behalf of Purchasing Affiliates                          659,572
Increase in accrued costs of liquidation                                                  (546,494)
Payable to Purchasing Affiliates                                                          (428,236)
                                                                                    --------------
                                                                                       (48,390,924)
                                                                                    --------------
REPAYMENT OF LONG-TERM DEBT                                                            (74,000,000)
                                                                                    --------------
Net change in assets and liabilities between March 29, 1996, and June 30, 1996          45,470,787
PARTNERS' CAPITAL (DEFICIT) AS OF MARCH 29, 1996:
General Partner                                                                            905,039
Limited Partners                                                                       (32,002,952)
                                                                                    --------------
NET ASSETS IN LIQUIDATION AS OF JUNE 30, 1996                                       $   14,372,875
                                                                                    ==============

         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                                 BALANCE SHEETS
                                  (Unaudited)


                                                March 28,           December 31,
                                                  1996*                 1995
                                            -----------------  ----------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $ 3,351,678        $ 4,461,218
 Accounts receivable, net                            948,144            918,107
 Prepaid expenses and other                          161,771            187,914
                                                ------------       ------------
       Total current assets                        4,461,593          5,567,239
PROPERTY AND EQUIPMENT                            39,506,499         40,588,953
FRANCHISE COSTS                                    2,983,401          3,315,819
                                                ------------       ------------
                                                 $46,951,493        $49,472,011
                                                ============       ============
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
 Current maturities of long-term debt            $74,000,000       $ 76,500,000
 Accounts payable and accrued expenses             3,052,296          4,115,515
 Payable to General Partner and affiliate            727,882            718,507
 Accrued costs of liquidation                        557,961            557,961
 Subscriber deposits and prepayments                 281,779            300,834
                                                 -----------       ------------
       Total current liabilities                  78,619,918         82,192,817
                                                 -----------       ------------
DEFERRED REVENUE                                     183,044            187,957
                                                 -----------       ------------
PARTNERS' CAPITAL (DEFICIT):
 General Partner                                     905,039            905,039
 Limited Partners (150,000 units
 authorized; 149,204 units issued and
   outstanding)                                  (32,002,952)       (33,060,246)
 Note receivable from General Partner               (753,556)          (753,556)
                                                 -----------       ------------
 Total Partners' capital (deficit)               (31,851,469)       (32,908,763)
                                                 -----------       ------------
                                                 $46,951,493        $49,472,011
                                                 ===========       ============

*Prior to liquidation basis adjustments.


      The accompanying notes are an integral part of these balance sheets.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                             For the Period from        For the Three         For the Six
                                           January 1, 1996 through       Months Ended         Months Ended
                                               March 28, 1996*          June 30, 1995         June 30, 1995
                                           -----------------------      -------------         -------------
SERVICE REVENUES                                 $ 11,878,555             $  11,240,995        $  22,161,745
                                                 ------------             -------------        -------------
OPERATING EXPENSES:
 Operating, general and administrative              6,004,464                 5,745,586           11,085,166
 Liquidation costs                                    157,147                  --------             --------
 Depreciation and amortization                      2,816,999                 2,766,960            5,806,341
 Management Fees - Related Party                      594,268                   562,058            1,108,096
                                                 ------------             -------------        -------------
                                                    9,572,878                 9,074,604           17,999,603
                                                 ------------             -------------        -------------
     Income from operations                         2,305,677                 2,166,391            4,162,142
                                                 ------------             -------------        -------------
INTEREST INCOME (EXPENSE):
 Interest income                                       42,351                    44,718               73,366
 Interest expense                                  (1,290,734)               (1,272,027)          (2,617,600)
                                                 ------------             -------------        -------------
                                                   (1,248,383)               (1,227,309)          (2,544,234)
                                                 ------------             -------------        -------------
     Net income                                  $  1,057,294             $     939,082        $   1,617,908
                                                 ============             =============        =============
NET INCOME PER LIMITED PARTNERSHIP UNIT          $       7.09             $        6.29        $       10.84
                                                 ============             =============        =============
AVERAGE NUMBER OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                    149,204                   149,204              149,204
                                                 ============             =============        =============

* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.





        The accompanying notes are an integral part of these statements

                       CENCOM CABLE INCOME PARTNERS, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

           FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 28, 1996
                                  (Unaudited)

                                                                                      Note
                                                                                    Receivable
                                                                                      From
                                         General             Limited                 General
                                         Partner             Partners                Partner                 Total
                                         ---------         -------------           -------------         -------------
BALANCE, December 31, 1995               $905,039          $(33,060,246)             $(753,556)          $(32,908,763)
  Net income                                   --             1,057,294                     --              1,057,294
                                         --------          -------------             ----------          -------------
BALANCE, MARCH 28, 1996*                 $905,039          $(32,002,952)             $(753,556)          $(31,851,469)
                                         ========          =============             ==========          =============

* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.





         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                           For the Period from           For the Six
                                                         January 1, 1996 through         Months Ended
                                                             March 28, 1996*            June 30, 1995
                                                         ------------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 1,057,294               $  1,617,908
                                                               -----------               ------------
Adjustments to reconcile net income to net
cash provided by operating activities-
   Depreciation and amortization                                 2,816,999                  5,806,341
   Gain on sale of property and equipment                               --                     (2,500)
   Changes in assets and liabilities-
       Accounts receivable, net                                    (30,037)                   (59,590)
       Prepaid expenses and other                                   26,143                    231,005
       Accounts payable and accrued expenses                    (1,063,219)                  (219,676)
       Payable to General Partner and affiliate                      9,375                      4,661
       Subscriber deposits and prepayments                         (19,055)                   (30,340)
       Deferred revenue                                             (4,913)                   166,495
                                                               -----------               ------------
       Net cash provided by operating activities                 2,792,587                  7,514,304
                                                               -----------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                      (1,402,127)                (3,682,062)
  Proceeds from sale of property and equipment                          --                      2,500
  Other                                                                 --                    (30,891)
                                                               -----------               ------------
       Net cash used in investing activities                    (1,402,127)                (3,710,453)
                                                               -----------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Limited Partners' distributions                                       --                 (7,460,000)
  Borrowings of long-term debt                                          --                  2,500,000
  Repayments on long-term debt                                  (2,500,000)                  (500,000)
                                                               -----------               ------------
       Net cash used in financing activities                    (2,500,000)                (5,460,200)
                                                               -----------               ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,109,540)                (1,656,349)
CASH AND CASH EQUIVALENTS, beginning of
  period                                                         4,461,218                  4,542,754
                                                               -----------               ------------
CASH AND CASH EQUIVALENTS, end of period                       $ 3,351,678               $  2,866,405
                                                               ===========               ============

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

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems (see Note 4). As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of June 30, 1996, have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The Payable to Purchasing Affiliates, net represents the cash balance in cash accounts which were not transferred to Purchasing Affiliates at the date of closing. Net assets in liquidation as of June 30, 1996, in the accompanying unaudited statement of assets and liabilities in liquidation, represents the estimated distribution to be made to the Limited Partners and the General Partner. On April 15, 1996, the Partnership made a pro rata distribution of approximately $122.5 million to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At June 30, 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners.

The accompanying unaudited balance sheet as of March 28, 1996, and the unaudited statement of operations and cash flows for the period from January 1, 1996, through March 28, 1996, report the Partnership's financial position and results of operations using accounting principles applicable to an entity under the "going concern" basis of accounting prior to the adoption of the liquidation basis of accounting.


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


5.  LITIGATION:

In November, 1995, a class action lawsuit (the "Action") was filed on behalf of the Limited Partners which sought, among other things, to permanently enjoin the sale of the Partnership's systems to the Purchasing Affiliates (see Note
4). On February 15, 1996, the court dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the sale of the Partnership's systems); the plaintiff's claims for an unspecified amount of monetary damages which resulted from the sale by the Partnership of its asset remain pending. Based upon various factors, including the advice of counsel, each of the defendants to such action believes the remaining claims to be without merit and is contesting the claims vigorously.


6.  RECLASSIFICATIONS:

Certain reclassifications have been made to the 1995 financial statements to conform with the current period presentation.

                       CENCOM CABLE INCOME PARTNERS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the approximate number of subscribers of the Partnership at various dates prior to the sale of all of its cable television systems:


                            March 28,   December 31,   June 30,
                              1996          1995         1995
                          -----------  ------------  -----------
Basic Subscribers:
  Illinois Systems           44,300        43,600       42,600
  Base Systems               22,700        22,500       22,400
  Clarksville Systems        41,600        40,800       39,800
  Tryon System                2,100         2,100        2,100
                            -------       -------      -------
                            110,700       109,000      106,900
                            =======       =======      =======
Premium Subscriptions:
  Illinois Systems           25,000        26,200       23,800
  Base Systems               19,700        20,200       18,640
  Clarksville Systems        24,200        21,800       20,000
  Tryon System                  700           700          700
                            -------       -------      -------
                             69,600        68,900       63,140
                            =======       =======      =======

The following table sets forth certain items as a percentage of total revenues for the periods indicated:


                                              For the Period        For the Three     For the Six
                                            January 1, 1996 to      Months Ended      Months Ended
                                              March 28, 1996        June 30, 1995     June 30, 1995
                                            ------------------  --------------------  -------------
Service Revenues                                   100.0%                100.0%         100.0%
                                                  -------               -------        -------
Operating Expenses:
  Operating, General and Administrative             50.6                  51.1           50.0
  Liquidation Costs                                  1.3                   0.0            0.0
  Depreciation and Amortization                     23.7                  24.6           26.2
  Management Fees - Related Party                    5.0                   5.0            5.0
                                                  -------               -------        -------
                                                    80.6                  80.7           81.2
                                                  -------               -------        -------
Income From Operations                              19.4                  19.3           18.8
                                                  -------               -------        -------
Interest Income (Expense):
  Interest Income                                    0.4                   0.4            0.3
  Interest Expense                                 (10.9)                (11.3)         (11.8)
                                                  -------               -------        -------
                                                   (10.5)                (10.9)         (11.5)
                                                  -------               -------        -------
Net Income                                           8.9%                  8.4%           7.3%
                                                  =======               =======        =======

The Registrant had no results of operations for the period subsequent to March 28, 1996, as a result of the sale of all of its cable television systems. Results of operations for the period ended March 28, 1996 have been compared to the quarter ended March 31, 1995. No discussion of operating results for the three or six months ended June 30, 1996 versus the three or six months ended June 30, 1995 has been provided as such analysis is not meaningful.


Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at March 31, 1996 were approximately $136.4 million, consisting of cash and cash equivalents of approximately $140.1 million reduced by liabilities to the Purchasing Affiliates of approximately $2.8 million and accrued liquidation costs of $0.9 million. During the three months ended June 30, 1996, the Partnership made disbursements to the Limited Partners and General Partner of $121.7 million, paid $2.4 million to reduce the liability to Purchasing Affiliates, paid approximately $351,000 of accrued liquidation costs, and earned interest income of approximately $649,000. The Partnership increased the accrual for liquidation costs by $200,000 for additional legal and insurance costs expected to be incurred during the liquidation period.

Net assets in liquidation at June 30, 1996, were approximately $14.4 million, which will be available for distribution to the General Partner and Limited Partners upon final dissolution of the Partnership. The General Partner anticipates the final dissolution of the Partnership to occur in December 1996, pending final resolution of all liquidation issues.


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

On April 15, 1996, the Partnership made a partial distribution of approximately $122.4 million to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At June 30, 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners, including interest earned thereon.

The Partnership had an outstanding credit facility with a consortium of banks, for which The Toronto-Dominion Bank was the agent bank. Such credit facility bore interest at a rate selected by the Partnership equal to Eurodollar, or Toronto Dominion's prime rate, or certificate of deposit rate, as the case may be, plus a spread (1%). This credit facility allowed for borrowings up to $80 million. Outstanding indebtedness of the Partnership at December 31, 1995, was $76,500,000 borrowed under the credit facility. The net decrease to long-term obligations during the period from January 1, 1996 to March 28, 1996 was $2,500,000. At March 29, 1996, the outstanding balance under the Partnership's credit facility was $74,000,000, which was repaid on March 29, 1996 from the proceeds of the sale of assets. The Partnership's credit facility was terminated March 29, 1996.

The Partnership made capital expenditures of approximately $1,402,000 during the period from January 1, 1996, to March 28, 1996, in connection with the improvement and upgrading of its cable television systems. The Partnership has incurred no capital expenditures subsequent to March 28, 1996.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                        FOR QUARTER ENDED JUNE 30, 1996


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

                              CENCOM CABLE INCOME PARTNERS, L.P.


                                  By:  Cencom Properties, Inc.
                                       General Partner



                                  ------------------------------------
                                       Jerald L. Kent
                                       Executive Vice President and
                                       Chief Financial Officer



By:  /s/Jerald L. Kent                            August 13, 1996
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  /s/Ralph G. Kelly                            August 13, 1996
     ----------------------------
     Ralph G. Kelly
     Treasurer