Form 10-Q
period 1996-09-30
CENCOM CABLE INCOME PARTNERS LP
filed 1996-11-14
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------


                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For  the quarterly period ended September 30, 1996


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    ---------------

Commission File Number 0-14093


                       CENCOM CABLE INCOME PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    43-1415278
             --------                                    ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive #400
   St. Louis, Missouri                                   63131
   ----------------------------------------              -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                       CENCOM CABLE INCOME PARTNERS, L.P.


              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX

                                                                                                       Page
                                                                                                       ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  a. Statement of Assets and Liabilities in Liquidation - September 30, 1996            3
                  b. Statement of Changes in Assets and Liabilities in liquidation -
                     For the Three Months Ended September 30, 1996                                      4
                  c. Statement of Changes in Assets and Liabilities in Liquidation -
                     For the Period From March 29, 1996 to September 30, 1996                           5
                  d. Balance Sheets - March 28, 1996 and December 31, 1995                              6
                  e. Statements of Operations - For the Periods From January 1, 1996
                     through March 28, 1996, and Three and Nine Months Ended September 30, 1995         7
                  f. Statement of Partners' Capital (Deficit) - For the Period From
                     January 1, 1996 through March 28, 1996                                             8
                  g. Statements of Cash flows - For the Periods From January 1, 1996
                     through March 28, 1996, and Nine Months Ended September 30, 1995                   9
                  h. Notes to Financial Statements                                                     10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                12

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                    16

         Item 2.  Change in Securities - None                                                           -

         Item 3.  Defaults upon Senior Securities - None                                                -

         Item 4.  Submission of Matters to a Vote of Security Holders -  None                           -

         Item 5.  Other Information - None                                                              -

         Item 6.  Exhibits and Reports on Form 8-K - None                                               -

         Signature Page                                                                                17

                       CENCOM CABLE INCOME PARTNERS, L.P.

               STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION

                            AS OF SEPTEMBER 30, 1996
                                  (Unaudited)




ASSETS, at estimated realizable values:

                Cash and cash equivalents                       $ 15,073,624
                                                                ------------
LIABILITIES, at estimated settlement amounts:

                Payable to Purchasing Affiliates, net                 11,467

                Accrued costs of liquidation                       1,371,354
                                                                ------------
                        Total liabilities                          1,382,821
                                                                ------------

NET ASSETS IN LIQUIDATION AS OF SEPTEMBER 30, 1996              $ 13,690,803
                                                                ============












         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENT OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION

                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)


                                                                      Payable to
                                                                      Purchasing
                                                Cash and              Affiliates,       Accrued Costs       Net Assets
                                            Cash Equivalents              net           of Liquidation    in Liquidation
                                            ----------------          -----------       --------------    --------------
BALANCE, MARCH 31, 1996                      $ 140,088,844           $(2,767,084)        $  (904,455)      $ 136,417,305
Cash distributions to Limited Partner         (120,142,045)               --                 --             (120,142,045)
Cash distributions to General Partner           (1,597,338)               --                 --               (1,597,338)
Cash transferred to Purchasing Affiliates       (2,350,315)            2,350,315             --                        0
Payment of liquidation costs                      (351,258)               --                 351,258                   0
Transfer of General Partner note to
        Purchasing Affiliates                     --                    (753,556)            --                 (753,556)
Payment of management fees on behalf of
        Purchasing Affiliates                     (742,089)              742,089             --                        0
Increase in liquidation costs (provision)         --                      --                (200,000)           (200,000)
Interest income                                    648,509                --                 --                  648,509
                                             -------------           -----------         -----------       -------------
BALANCE, JUNE 30, 1996                       $  15,554,308           $  (428,236)        $  (753,197)      $  14,372,875
Cash transferred to Purchasing Affiliates         (416,769)              416,769             --                        0
Payment of liquidation costs                      (381,843)               --                 381,843                   0
Increase in liquidation costs (provision)         --                      --              (1,000,000)         (1,000,000)
Interest income                                    317,928                --                 --                  317,928
                                             -------------           -----------         -----------       -------------
BALANCE, SEPTEMBER 30, 1996                  $  15,073,624           $   (11,467)        $(1,371,354)      $  13,690,803
                                             =============           ===========         ===========       =============

      The accompanying notes are an integral part of these balance sheets.

                       CENCOM CABLE INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

            FOR THE PERIOD FROM MARCH 29, 1996 TO SEPTEMBER 30, 1996
                                  (Unaudited)

NET PROCEEDS FROM PURCHASING AFFILIATES                              $  211,321,760
    Less - proceeds representing interest to partners                    (5,202,207)
ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING
  AFFILIATES AS OF THE CLOSING DATE:
    Cash and cash equivalents                                            (3,351,678)
    Accounts receivable, net                                               (948,144)
    Prepaid expenses and other                                             (161,771)
    Note receivable from General Partner                                   (753,556)
    Property and equipment, net                                         (39,506,499)
    Franchise costs, net                                                 (2,983,401)
    Accounts payable and accrued expenses                                 3,052,296
    Payables to General Partner and affiliate                               727,882
    Subscriber deposits and prepayments                                     281,779
    Deferred revenue                                                        183,044
                                                                     --------------
        Net assets sold                                                 (43,460,048)
                                                                     --------------
    Gain on Sale of Assets                                              162,659,505
                                                                     --------------
    Interest paid by the Purchasing Affiliates                            5,202,207
                                                                     --------------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
    Decrease in long-term debt                                           74,000,000
    Cash distribution to Limited Partners                              (120,142,045)
    Distribution to General Partner                                      (2,350,894)
    Cash received from investments                                          966,437
    Increase in accrued costs of liquidation                             (1,546,494)
                                                                     --------------
                                                                        (49,072,996)
                                                                     --------------
REPAYMENT OF LONG-TERM DEBT                                             (74,000,000)
                                                                     --------------
        Net change in assets and liabilities between March 29,
          1996, and September 30, 1996                                   44,788,716

PARTNERS' CAPITAL (DEFICIT) AS OF MARCH 29, 1996:
    General Partner                                                         905,039
    Limited Partners                                                    (32,002,952)
                                                                     --------------
NET ASSETS IN LIQUIDATION AS OF SEPTEMBER 30, 1996                   $   13,690,803
                                                                     ==============

         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.

                                 BALANCE SHEETS
                                  (Unaudited)

                                                  March 28,         December 31,
                                                   1996*               1995
                                              ----------------   ----------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $      3,351,678   $      4,461,218
  Accounts receivable, net                             948,144            918,107
  Prepaid expenses and other                           161,771            187,914
                                              ----------------   ----------------
     Total current assets                            4,461,593          5,567,239
PROPERTY AND EQUIPMENT                              39,506,499         40,588,953
FRANCHISE COSTS                                      2,983,401          3,315,819
                                              ----------------   ----------------
                                              $     46,951,493   $     49,472,011
                                              ================   ================
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt        $     74,000,000   $     76,500,000
  Accounts payable and accrued expenses              3,052,296          4,115,515
  Payable to General Partner and affiliate             727,882            718,507
  Accrued costs of liquidation                         557,961            557,961
  Subscriber deposits and prepayments                  281,779            300,834
                                              ----------------   ----------------
     Total current liabilities                      78,619,918         82,192,817
                                              ----------------   ----------------
DEFERRED REVENUE                                       183,044            187,957
                                              ----------------   ----------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner                                      905,039            905,039
  Limited Partners (150,000 units
   authorized; 149,204 units issued and
   outstanding)                                    (32,002,952)       (33,060,246)
  Note receivable from General Partner                (753,556)          (753,556)
                                              ----------------   ----------------
     Total Partners' capital (deficit)             (31,851,469)       (32,908,763)
                                              ----------------   ----------------
                                              $     46,951,493   $     49,472,011
                                              ================   ================

*Prior to liquidation basis adjustments.


The accompanying notes are an integral part of these balance sheets.

                       CENCOM CABLE INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           For the Period from
                                             January 1, 1996       For the Three       For the Nine
                                            through March 28,      Months Ended        Months Ended
                                                 1996*           September 30, 1995  September 30, 1995
                                           -------------------   ------------------  ------------------
SERVICE REVENUES                              $ 11,878,555          $11,375,803        $33,537,549
                                              -------------         -----------        -----------
OPERATING EXPENSES:
  Operating, general and administrative          6,004,464            5,551,175         16,317,650
  Liquidation costs                                157,147              431,617            750,322
  Depreciation and amortization                  2,816,999            2,838,800          8,645,141
  Management Fees - Related Party                  594,268              568,777          1,676,873
                                              -------------         -----------        -----------
                                                 9,572,878            9,390,369         27,389,986
                                              -------------         -----------        -----------
    Income from operations                       2,305,677            1,985,434          6,147,563
                                              -------------         -----------        -----------
INTEREST INCOME (EXPENSE):
  Interest income                                   42,351               31,276            104,642
  Interest expense                              (1,290,734)          (1,360,949)        (3,978,536)
                                              -------------         -----------        -----------
                                                (1,248,383)          (1,329,673)        (3,873,894)
                                              -------------         -----------        -----------
     Net income                               $  1,057,294          $   655,761        $ 2,273,669
                                              =============         ===========        ===========
NET INCOME PER LIMITED PARTNERSHIP
  UNIT                                        $       7.09          $      4.40        $     15.24
                                              =============         ===========        ===========
AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                    149,204              149,204            149,204
                                              =============         ===========        ===========

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

        The accompanying notes are an integral part of these statements

                       CENCOM CABLE INCOME PARTNERS, L.P.

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

           FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 28, 1996
                                  (Unaudited)

                                                                           Note
                                                                        Receivable
                                                                           From
                                      General          Limited            General
                                      Partner         Partners            Partner           Total
                                      -------         --------          ----------          -----
BALANCE, December 31, 1995           $905,039      $ (33,060,246)        $(753,556)     $ (32,908,763)

  Net income                               --          1,057,294                --          1,057,294
                                     --------      -------------         ----------     -------------
BALANCE, MARCH 28, 1996*             $905,039      $ (32,002,952)        $(753,556)     $ (31,851,469)
                                     ========      =============         ==========      =============

* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.



         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                For the Period from       For the Nine
                                              January 1, 1996 through     Months Ended
                                                  March 28, 1996*      September 30, 1995
                                              -----------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 1,057,294           $ 2,273,669
                                                    -----------           -----------
 Adjustments to reconcile net income to net
  cash provided by operating activities-
   Depreciation and amortization                      2,816,999             8,645,141
   Gain on sale of property and equipment                    --                (2,500)
   Changes in assets and liabilities-
    Accounts receivable, net                            (30,037)             (250,259)
    Prepaid expenses and other                           26,143               256,348
    Accounts payable and accrued expenses            (1,063,219)             (833,155)
    Payable to General Partner and affiliate              9,375               688,681
    Subscriber deposits and prepayments                 (19,055)              (57,713)
    Deferred revenue                                     (4,913)              163,812
                                                    -----------           -----------
        Net cash provided by operating activities     2,792,587            10,884,024
                                                    -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net            (1,402,127)           (6,082,716)
 Proceeds from sale of property and equipment                --                 2,500
 Other                                                       --               (44,200)
                                                    -----------           -----------
        Net cash used in investing activities        (1,402,127)           (6,124,416)
                                                    -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Limited Partners' distributions                             --           (11,190,300)
 Borrowings of long-term debt                                --             4,700,000
 Repayments on long-term debt                        (2,500,000)             (500,000)
                                                    -----------           -----------
        Net cash used in financing activities        (2,500,000)           (6,990,300)
                                                    -----------           -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,109,540)           (2,230,692)

CASH AND CASH EQUIVALENTS, beginning of
 period                                               4,461,218             4,542,754
                                                    -----------           -----------
CASH AND CASH EQUIVALENTS, end of period            $ 3,351,678           $ 2,312,062
                                                    ===========           ===========

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

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems (see Note 4). As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of September 30, 1996, have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The Payable to Purchasing Affiliates, net represents the cash balance in cash accounts which were not transferred to Purchasing Affiliates at the date of closing. Net assets in liquidation as of September 30, 1996, in the accompanying unaudited statement of assets and liabilities in liquidation, represents the estimated distribution to be made to the Limited Partners and the General Partner. On April 15, 1996, the Partnership made a pro rata distribution of approximately $122.5 million to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At September 30, 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners, net of required income tax withholding.

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


3.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1995. Interim results are not necessarily indicative of results for a full year.

4.  SALE TRANSACTION:

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems to certain affiliates (the "Purchasing Affiliates") of the General Partner. The sale was approved by a majority of the Limited Partners, following the distribution of a Disclosure Statement dated October 3, 1995, as supplemented on November 1, 1995, and on December 18, 1995 (collectively referred to as the "Disclosure Statement"). The purchase price, as outlined in the Disclosure Statement, was $211,050,000 less working capital items through July 1, 1995 and liquidation costs paid by the Partnership through the date of closing, and increased for interest paid by the Purchasing Affiliates to the Partnership. The interest paid by the Purchasing Affiliates was computed on the purchase price less the outstanding long-term debt on June 30, 1995, at an annual rate of 5.25%, from July 1, 1995, to March 29, 1996. Net proceeds from the sale of the cable television systems was approximately $211.3 million.


5.  LITIGATION:

In November, 1995, a class action lawsuit (the "Action") was filed on behalf of the Limited Partners which sought, among other things, to permanently enjoin the sale of the Partnership's systems to the Purchasing Affiliates (see Note
4). On February 15, 1996, the court dismissed all of the plaintiff's claims for injunctive relief, including that which sought to prevent the consummation of the sale of the Partnership's systems. The plaintiff's claims for an unspecified amount of monetary damages which resulted from the sale by the Partnership of its asset remain pending.

In October, 1996, the plaintiffs petitioned the court to file a Consolidated Amended Class Action Complaint (the "Amended Complaint"). At that time, the General Partner informed the court of its position that portions of the Amended Complaint were legally inadequate and, second, of its intention to file a dispositive motion as to all remaining claims. The defendants named in the Amended Complaint are the same as those named in the Action.

Based upon various factors, including the advice of counsel, each of the defendants to the Action and the Amended Complaint believes the claims to be without merit and is contesting the claims vigorously.


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

                       CENCOM CABLE INCOME PARTNERS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the approximate number of subscribers of the Partnership at various dates prior to the sale of all of its cable television systems:


                         March 28,   December 31,  September 30,
                           1996          1995          1995
                        -----------  ------------  -------------
Basic Subscribers:
  Illinois Systems           44,300        43,600         43,300
  Base Systems               22,700        22,500         22,000
  Clarksville Systems        41,600        40,800         40,200
  Tryon System                2,100         2,100          2,100
                        -----------  ------------  -------------
                            110,700       109,000        107,600
                        ===========  ============  =============
Premium Subscriptions:
  Illinois Systems           25,000        26,200         25,000
  Base Systems               19,700        20,200         19,000
  Clarksville Systems        24,200        21,800         19,900
  Tryon System                  700           700            700
                        -----------  ------------  -------------
                             69,600        68,900         64,600
                        ===========  ============  =============

The following table sets forth certain items as a percentage of total revenues for the periods indicated:


                                               For the Period        For the Three         For the Nine
                                             January 1, 1996 to      Months Ended          Months Ended
                                               March 28, 1996     September 30, 1995    September 30, 1995
                                             ------------------   ------------------    ------------------
Service Revenues                                   100.0%                100.0%              100.0%
                                                   ------                ------              ------
Operating Expenses:
  Operating, General and Administrative             50.6                  48.8                48.7
  Liquidation Costs                                  1.3                   3.8                 2.2
  Depreciation and Amortization                     23.7                  25.0                25.8
  Management Fees - Related Party                    5.0                   5.0                 5.0
                                                   ------                ------              ------
                                                    80.6                  82.6                81.7
                                                   ------                ------              ------
Income From Operations                              19.4                  17.4                18.3
                                                   ------                ------              ------
Interest Income (Expense):
  Interest Income                                    0.4                   0.3                 0.3
  Interest Expense                                 (10.9)                (12.0)              (11.9)
                                                   ------                ------              ------
                                                   (10.5)                (11.7)              (11.6)
                                                   ------                ------              ------
Net Income                                           8.9%                  5.7%                6.7%
                                                   ======                ======              ======

The Registrant had no results of operations for the period subsequent to March 28, 1996, as a result of the sale of all of its cable television systems. Results of operations for the period ended March 28, 1996 have been compared to the quarter ended March 31, 1995. No discussion of operating results for the three or nine months ended September 30, 1996 versus the three or nine months ended September 30, 1995 has been provided as such analysis is not meaningful.


Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at March 31, 1996 were approximately $136.4 million, consisting of cash and cash equivalents of approximately $140.1 million reduced by liabilities to the Purchasing Affiliates of approximately $2.8 million and accrued liquidation costs of $0.9 million. During the six months ended September 30, 1996, the Partnership made disbursements to the Limited Partners and General Partner of $121.7 million, paid $2.8 million to reduce the liability to Purchasing Affiliates, paid approximately $733,000 of accrued liquidation costs, and earned interest income of approximately $966,000. The Partnership increased the accrual for liquidation costs by $1,200,000 during the six month period ending September 30, 1996, which included $400,000 for additional legal, insurance and other costs expected to be incurred during the liquidation period and an accrual of $800,000 for a Partnership income tax liability to the state of Illinois. This tax liability is based upon the apportionment to Illinois for the Partnership's gain on the sale of the cable systems.

At September 30, 1996, the Partnership had approximately $15.1 million in cash and cash equivalents, consisting primarily of repurchase agreements and commercial paper with original maturities of 90 days or less. These investments are carried at cost, which approximates market value.

Net assets in liquidation at September 30, 1996, were approximately $13.7 million, which will be available for distribution to the General Partner and Limited Partners upon final dissolution of the Partnership. Of this amount available for distribution, the Partnership will be required under the income tax regulations of certain states to withhold approximately $1,200,000 from future distributions to the limited partners. The General Partner anticipates that a partial distribution of proceeds to the partners will occur prior to December 31, 1996. The amount of this pending distribution has not been determined. The General Partner anticipates the final dissolution of the Partnership to occur during 1997, pending final resolution of all liquidation issues, including all pending litigation.

Operations Prior to Sale of Cable Systems on March 29, 1996

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


Liquidity and Capital Resources

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems to certain affiliates (the "Purchasing Affiliates") of the General Partner. The sale was approved by a majority of the Limited Partners, following the distribution of a Disclosure Statement dated October 3, 1995, as supplemented on November 1, 1995, and on December 18, 1995 (collectively referred to as the "Disclosure Statement"). The net proceeds from the sale of approximately $211.3 million were comprised of the purchase price plus interest, as defined in the Asset Purchase Agreement, dated as of July 1, 1995, entered into by the General Partner and the Purchasing Affiliates. The purchase price, as outlined in the Disclosure Statement, was approximately $211 million less working capital items through July 1, 1995, and liquidation costs paid by the Partnership through the date of closing. The interest paid by the Purchasing Affiliates was computed on the purchase price less the outstanding long-term debt on June 30, 1995, at an annual rate of 5.25%, from July 1, 1995, to March 29, 1996.

On April 15, 1996, the Partnership made a partial distribution of approximately $122.4 million to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At September 30, 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners, including interest earned thereon.

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

Part II.  Other Information

Item 1.   Legal Proceedings -


In November, 1995, a class action lawsuit (the "Action") was filed on behalf of the Limited Partners which sought, among other things, to permanently enjoin the sale of the Partnership's systems to the Purchasing Affiliates (see Note
4). On February 15, 1996, the court dismissed all of the plaintiff's claims for injunctive relief, including that which sought to prevent the consummation of the sale of the Partnership's systems. The plaintiff's claims for an unspecified amount of monetary damages which resulted from the sale by the Partnership of its asset remain pending.

In October, 1996, the plaintiffs petitioned the court to file a Consolidated Amended Class Action Complaint (the "Amended Complaint"). At that time, the General Partner informed the court of its position that portions of the Amended Complaint were legally inadequate and, second, of its intention to file a dispositive motion as to all remaining claims. The defendants named in the Amended Complaint are the same as those named in the Action.

Based upon various factors, including the advice of counsel, each of the defendants to the Action and the Amended Complaint believes the claims to be without merit and is contesting the claims vigorously.


Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                       CENCOM CABLE INCOME PARTNERS, L.P.

                      FOR QUARTER ENDED SEPTEMBER 30, 1996


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

                                     CENCOM CABLE INCOME PARTNERS, L.P.


                                        By:  Cencom Properties, Inc.
                                             General Partner



                                        -------------------------------------
                                             Jerald L. Kent
                                             Executive Vice President and
                                             Chief Financial Officer




By:  /s/Jerald L. Kent                       November 13, 1996
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  /s/Ralph G. Kelly                       November 13, 1996
     ----------------------------
     Ralph G. Kelly
     Treasurer