Form 10-K405
period 1996-12-31
CENCOM CABLE INCOME PARTNERS LP
filed 1997-03-31
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 0-14093

                         ______________________________
                       CENCOM CABLE INCOME PARTNERS, L.P.
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                        43-1415278
         (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

         12444 Powerscourt Drive #400
         St. Louis, Missouri                       63131
         (Address of Principal Executive Offices)  (Zip Code)


      Registrant's telephone number, including area code:  (314) 965-0555

                         ______________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

                         ______________________________

          Securities registered pursuant to Section 12(g) of the Act:
             Units of Limited Partnership Interests $1,000 per unit
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes:  __X__ No:  _____

Indicate by check mark if disclosure of delinquent filers Pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

 The following documents are incorporated into this Report by reference:  None

ITEM 1.  BUSINESS

GENERAL

Cencom Cable Income Partners, L.P., (the "Partnership" or the "Registrant") was formed as a Delaware limited partnership in July 1986, and its sole business activity was the ownership and operation of cable television systems (the "Systems"). The General Partner, Cencom Properties, Inc., is a Delaware corporation that was incorporated in July 1986. The sole business activities engaged in by the General Partner are its service as the general partner of the Partnership and as the Management Company (the "Management Company") which managed the Systems (see "Management Agreement"). See "The Sale Transaction" for discussion of the sale of the Systems. The principal executive offices of the General Partner and the Partnership are located at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555.

THE SALE TRANSACTION

The Partnership Agreement provides for the expiration of the Partnership term on September 30, 1994 and for the liquidation of the Partnership's assets thereafter. To that end, the General Partner entered into an Asset Purchase Agreement dated as of July 1, 1995 providing for sale of all of the Systems to certain affiliates (the "Purchasing Affiliates") of the General Partner (the "Sale Transaction"). On March 29, 1996, the Partnership consummated the Sale Transaction. The sale was approved by a majority of the Limited Partners, following the distribution of a Disclosure Statement dated October 3, 1995, as supplemented on November 1, 1995, and on December 18, 1995 (collectively referred to as the "Disclosure Statement"). The purchase price, as outlined in the Disclosure Statement, was $211,050,000 less working capital items through July 1, 1995 and liquidation costs paid by the Partnership through the date of closing, and increased for interest paid by the Purchasing Affiliates to the Partnership. The interest paid by the Purchasing Affiliates was computed on the purchase price less the outstanding long-term debt on June 30, 1995, at an annual rate of 5.25 %, from July 1, 1995, to March 29, 1996. Net proceeds from the sale of the cable television systems were approximately $211.3 million.
The purchase price exceeds by five percent (5%) the $201,000,000 fair market value of the Systems determined pursuant to appraisals made as of February 28, 1995 by two independent appraisal firms selected in accordance with the terms of the Partnership Agreement, and also exceeds the value of the Systems calculated in accordance with an appraisal conducted by an independent third party.

Through the consummation of the Sale Transaction, the Partnership has disposed of substantially all of its assets (other than cash and certain other rights), and will wind up and terminate. On April 15, 1996 and December 15, 1996, the General Partner made distributions of approximately $122.5 million ($120.1 million to the Limited Partners and $2.4 million to the General Partner) and $7.6 million ($7.5 million to the Limited Partners and $.1 million to the General Partner), respectively. With respect to the 8,159 Limited Partner Units owned by the General Partner, the General Partner was entitled to distributions on the same basis as other Limited Partners. The net assets of approximately $4.9 million remaining after these partial distributions of sale proceeds represents a holdback reserve, as provided for in the Partnership Agreement, from which the Partnership will pay any remaining obligations and contingencies. The Partnership intends to release all funds which have not been applied for contingencies and obligations upon final resolution of such contingencies including the settlement of all litigation (see Legal Proceedings), provided, however that amounts deemed by the General Partner to be sufficient to fund liabilities and claims against the Partnership and to cover the Partnership's administrative costs and expenses through the termination of the Partnership shall be retained in reserve pursuant to a liquidating trust or similar instrument. Any successful claims or expenses incurred by the Partnership after closing of the Sale Transaction will be paid out of the reserve and will reduce the final amount of Partnership cash to be distributed upon liquidation.

Upon completion of the "winding-up" of the Partnership, the General Partner will file such certificates and documents as may be required to effectuate and evidence the dissolution of the Partnership, and the Partnership Agreement will be formally terminated. The General Partner expects to terminate the Partnership upon final resolution of all contingencies.

Upon its termination, the Partnership will cease to be a public entity and will no longer be subject to the informational reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

DESCRIPTION OF SYSTEMS

SYSTEMS

The Systems were comprised of and served communities located in and around (i) Granite City, Collinsville, Edwardsville, Glen Carbon, Maryville and Troy, Illinois (the "Illinois Systems"), (ii) Clarksville and Ashland City, Tennessee (the "Tennessee Systems"), (iii) Hopkinsville, Kentucky (the "Kentucky System"), (iv) military facilities at Fort Gordon, Georgia; Camp LeJeune, North Carolina; Fort Carson, Colorado; Fort Hood, Texas; and Fort Riley, Kansas (the "Base Systems"), and (v) Tryon, North Carolina (the "Tryon System").

The following table sets forth a summary of subscriber data of the Partnership's Systems as of the dates indicated:

                                                                  AS OF MARCH 28,       AS OF DECEMBER 31,
                                                                       1996          1995     1994       1993

Basic Subscribers:
Illinois Systems.........................................              44,300       43,600   41,400      39,000
Base Systems.............................................              22,700       22,500   22,400      22,700
Tennessee Systems........................................              30,800       30,100   28,200      26,300
Kentucky System..........................................              10,800       10,700   10,400      10,200
Tryon System.............................................               2,100        2,100    2,000       1,900
                                                                      -------      -------  -------     -------
                                                                      110,700      109,000  104,400     100,100
                                                                      =======      =======  =======     =======
Premium Subscriptions:
Illinois Systems.........................................              25,000       26,200   24,600      22,300
Base Systems.............................................              19,700       20,200   19,100      21,000
Tennessee Systems.......................................               19,500       17,000   15,600      13,500
Kentucky System..........................................               4,700        4,800    4,200       3,700
Tryon System.............................................                 700          700      700         600
                                                                      -------      -------  -------     -------
                                                                       69,600       68,900   64,200      61,100
                                                                      =======      =======  =======     =======

A brief description of the Systems as of March 28, 1996 follows:

The Illinois Systems. The Illinois Systems provided cable television service to various communities located in and around Granite City, Collinsville, Edwardsville, Glen Carbon, Maryville and Troy, Illinois. As of March 28, 1996, the Illinois Systems consisted of ten headend sites and approximately 1,100 miles of activated distribution plant passing approximately 75,000 homes.

The Tennessee Systems. The Tennessee Systems served communities in and around Clarksville and Ashland City, Tennessee. As of March 28, 1996, the Tennessee Systems consisted of two headend sites and approximately 800 miles of activated distribution plant passing approximately 39,800 homes.

The Kentucky System. The Kentucky System served communities in and around Hopkinsville, Kentucky. At March 28, 1996, the Kentucky System consisted of one headend site and approximately 200 miles of activated distribution plant passing approximately 14,000 homes.

The Base Systems. The Base Systems served the military facilities at Fort Gordon, Georgia; Camp LeJeune, North Carolina; Fort Carson, Colorado; Fort Hood, Texas; and Fort Riley, Kansas. As of March 28, 1996, the Base Systems consisted of five headend sites and approximately 400 miles of activated distribution plant passing approximately 40,800 homes.

The Tryon System. The Tryon System served communities in and around Tryon, North Carolina. At March 28, 1996, the Tryon System consisted of one headend site and approximately 100 miles of activated distribution plant passing approximately 3,000 homes.

MARKETING, PROGRAMMING AND RATES

The Partnership's marketing program was based upon offering various packages of cable services designed to appeal to different market segments. The General Partner performed and utilized market research on selected systems, compared the data to national research and tailored a marketing program for each individual market. The General Partner utilized a coordinated array of marketing techniques to attract and retain subscribers, including door-to-door solicitation, telemarketing, media advertising and direct mail solicitations. The Registrant implemented in the Partnership Systems the marketing efforts instituted by the General Partner to gain new subscribers and increase basic and premium penetration in the communities served by the Systems.

Although services varied from System to System because of differences in channel capacity, viewer interests and community demographics, each of the individual Systems offered a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air, local public channels and governmental and leased access channels. The individual Systems also offered an expanded basic tier of television stations relayed from distant cities, specialized programming delivered via satellite and various alpha-numeric channels providing information on news, time, weather and the stock market. In addition to these services, the Systems typically provided one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as Home Box Office, Cinemax, Showtime, The Movie Channel and the Disney Channel. A "premium service unit" is a single premium service for which a subscriber must pay an additional monthly fee in order to receive the service. Subscribers may subscribe for one or more premium service units. The Systems also received revenues from the sale or monthly use of certain equipment (e.g., converters, wireless remote control devices, etc.) and from cable programming guides, with some Systems offering enhanced audio services. Certain of the Systems also generated revenues from the sale of advertising spots on one or more channels, from the distribution and sale of pay-per-view movies and events, and from commissions resulting from subscribers participating in home shopping.

Rates to subscribers varied from market to market and in accordance with the type of service selected. At March 28, 1996, the Systems' monthly basic fees ranged from $6.31 to $18.55 for the basic service tier and $13.55 to $18.10 for the expanded basic tier. A one-time installation fee, which may be partially waived during certain promotional periods, was charged to new subscribers. The practices of the Partnership regarding rates were consistent with the practices in the industry.

MANAGEMENT AGREEMENT

Since July 15, 1994, the Systems have been managed by the General Partner, which assumed the rights and obligations of the former manager of the Systems under the Management Agreement dated December 4, 1986 (the "Management Agreement"). Consequently, the General Partner had the exclusive right, authorization, and responsibility to manage the Systems. Under the Management Agreement, the General Partner was to receive a management fee equal to five percent (5%) of the gross operating revenues of the Partnership for its services. Such fee was to be paid quarterly in arrears after the Partnership paid or provided for quarterly distributions to the Limited Partners. Unpaid management fees accrue without interest. The Partnership has incurred management fee expense of approximately $594,268 with respect to the period from January 1 to March 28, 1996 in accordance with the Management Agreement. These management fees were paid in connection with the Sales Transaction.

Pursuant to its terms, the Management Agreement was to expire on the earlier of September 30, 1994, or upon the dissolution of the Partnership. The General Partner has agreed to extend the term of the Management Agreement through the "winding-up" of the Partnership's business and affairs. Upon completion of the Sale Transaction, the

     General Partner ceased to manage the operations of the Systems and has no further rights to receive management fees and reimbursement of its expenses for management services.

FRANCHISES

The Systems operated pursuant to an aggregate of 44 non-exclusive franchises, permits or similar authorizations issued by governmental authorities. Franchises or permits were awarded by a governmental authority and generally are not transferable absent the consent of the authority. At March 28, 1996, 27 of the Partnership's 44 franchises, serving approximately 49% of the Partnership's subscribers in the aggregate, were within a three-year window period for renewal. Under the terms of most of the franchises, a franchise fee of up to five percent (5%) of the gross revenues derived by a cable system from the provision of cable television services (the maximum amount that may be charged by a franchising authority under the 1984 Cable Act, as herein defined) is payable to the franchising authority.


THE CABLE TELEVISION INDUSTRY

Cable television was introduced in the early 1950's to provide television signals to small or rural towns with little or no available off-air television signals and to communities with reception difficulties caused by terrain problems. The cable television industry has since added nonbroadcast programming and increased channel capacity to these "classic system" subscribers and has also expanded service to more densely populated areas and to those communities in which off-air reception is not a problem. In addition, most cable television systems offer a variety of channels and programming. See "Marketing, Programming and Rates."

In recent years, cable operators have been building more sophisticated systems with greater channel capacity, thereby increasing the potential number of programming offerings available to the subscriber and, consequently, increasing the potential revenue available per subscriber. Present day state-of-the-art cable television systems are capable of providing 36 to 108 channels of programming.

A cable television system consists of two principal operating components: one or more signal origination points called "headends" and a signal distribution system. It may also include program origination facilities. Each headend includes a tower, antennas or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations to receive signals transmitted by satellite. The headend facility also houses the electronic equipment which amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables.

The signal distribution system consists of amplifiers and trunk lines which originate at the headend and carry the signal to various parts of the system, smaller distribution cable and distribution amplifiers which carry the signal to the immediate vicinity of the subscriber, and drop lines which carry the signal into the subscriber's home. In the past several years, many cable operators have utilized fiber optic technology (in place of, or in combination with, coaxial) to transmit signal through primary trunk lines.


CERTAIN REGULATORY AND LEGISLATIVE DEVELOPMENTS

The cable television industry is subject to extensive regulation by federal, local and, in some instances, state government agencies. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, requirements related to the carriage of local broadcast station, customer service obligations and other requirements. Under the FCC's initial rate regulations pursuant to the 1992 Cable Act, regulated cable systems (i.e., those systems not subject to effective competition) were required to apply a benchmark formula to determine their maximum permitted rates. Those systems who rates were above the benchmark on September 30, 1992, were required to reduce their rates to the benchmark or by 10%, whichever was less. Under revised rate regulations adopted in February 1994, regulated cable systems were required to set their rates so that regulated revenues per subscriber did not exceed September 30, 1992 levels, reduced by 17% (taking into account the previous 10% reduction).

On June 15, 1995, the FCC released new rules to reduce the substantive and procedural burdens of rate regulation applicable to small cable systems (i.e., cable systems servicing 15,000 or fewer subscribers that are owned by a cable company which served, in the aggregate, 400,000 or fewer subscribers at the time such rules went into effect). Cable companies falling outside of this definition may petition the FCC for small company treatment if they can demonstrate similar circumstances. The FCC's new small cable systems rules amended the FCC's previous definitions of small cable entities to encompass a broader range of cable systems that are eligible for special rate and administrative treatment. Specifically, the new rules create a new cost-of-service approach for the purpose of determining the rate applicable to a small cable system. The new approach involves a five-element calculation based on a system's costs. The Partnership both applied regulatory authorities for small cable system rate relief with regard to all of their systems. Such systems' status as "small cable systems" could be challenged by other parties and could be denied by the FCC.

On February 1, 1996, Congress passed the Telecommunications Act of 1996 ( the "Telecommunications Act" and, together with the 1992 Cable Act, the "Cable Acts"). The Telecommunications Act was signed into law by the President on February 8, 1996, and substantially amends the Communications Act of 1934 (the "Communications Act") (including the re-regulation of subscriber rates under the 1992 Cable Act). The Telecommunications Act alters federal, state and local laws and regulations pertaining to cable television, telecommunications and other services.


Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry. Although the new legislation is expected to substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rulemakings which have been, and which will be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. In addition, the legality of certain of the Telecommunications Act's provisions have been and are likely to continue to be, judicially challenged, and the FCC's regulations implementing the Telecommunications Act may be appealed for reconsideration by the FCC.


REGULATION AND LEGISLATION

The cable television industry is subject to extensive regulation at the federal, local and , in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry. The Cable Acts, both of which amended the Communications Act, establish a national policy to guide the development and regulation of cable television systems. The Communications Act was recently substantially amended by the Telecommunications Act, which alters federal, state and local laws pertaining to cable television, telecommunications and other services. Principal responsibility for implementing the policies of the Cable Acts is allocated between the FCC and state or local franchising authorities.


Cable Acts and FCC Regulation

The Cable Acts and the FCC's implementing rules establish, among other things,
(i) rate regulations, (ii) "anti-buy through" provisions, (iii) "must carry" and "retransmission consent" requirements, (iv) rules for franchise renewals and transfer, and (v) other regulations covering a variety of operational areas.

The 1992 Cable Act and the FCC's rules implementing the 1992 Cable Act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

Rate Regulation. The Cable Acts and FCC regulations have imposed rate requirements for basic services and equipment. Under the 1992 Cable Act, a local franchising authority in a community not subject to "effective competition" (as defined in the 1992 Cable Act) generally is authorized to regulate basic cable service rates after certifying to the FCC that, among other things, it will adopt and administer rate regulations consistent with FCC rules, and in a manner that will provide a reasonable opportunity to consider the views of interested parties. The Telecommunications Act expands the definition of "effective competition" to include any franchise area where a local exchange carrier (or its affiliate) (or any multichannel video programming distributor using the facilities of such carrier or its affiliate) provides video programming services to subscribers by any means, other than through DBS. The local exchange carrier must provide "comparable" programming services in the franchise area. In regulating the basic service rates, certified local franchise authorities have the authority to order a rate refund of previously paid rates determined to be in excess of the maximum permitted reasonable rates.

For a defined class of "small cable operators," the Telecommunications Act immediately eliminates regulation of cable programming rates. To qualify as a "small cable operator," the operator must serve in the aggregate fewer than one percent of all U.S. subscribers and have affiliate gross revenues not exceeding $250,000,000 and serve 50,000 or fewer subscribers in any franchise area. Rate regulation of the basic service tier remains subject to regulation by local franchising authorities under the Telecommunications Act, except under specific circumstances for certain small cable operators. Rates for the basic service tier of small cable operators are deregulated if the system offered only a single tier of services as of December 31, 1994. See "--Small Cable Systems," below.

Under the 1992 Cable Act, rates for cable programming services not carried on the basic service tier ("non-basic services") could be regulated by the FCC upon the filing of a complaint by franchise authorities or subscribers that indicates the cable operator's rates for these services are unreasonable. The Telecommunications Act eliminates regulation of the cable programming service tier (non-basic programming) as of March 31, 1999. In the interim, rate regulation of the cable programming tier can only be triggered by a franchising authority complaint to the FCC. A franchising authority complaint must be based on more than one subscriber complaint, which must be filed within 90 days after a rate increase.

In November 1994, the FCC adopted the so-called "going-forward rules" which, among other things, allow cable operators to raise rates over the next three years by adding channels to the expanded basic service tier. Under the revised rules, cable operators were allowed to take a per channel markup of up to 20 cents for each channel added to the expanded basic service tier, with an aggregate cap of $1.20 per subscriber per month. Accordingly, the Partnership was permitted to adjust rates on January 1, 1995 for channel additions occurring after May 14, 1994. In addition to rate adjustments permitted for additional channels, the "going-forward rules" allowed cable operators to recover an additional amount of 30 cents in the aggregate per subscriber per month for license fees associated with adding new channels through 1996. The license fee cap applied through December 31, 1996. (During the third year, license fees are subject to the general rate rules.) Thus, through 1996 the allowable rate increases for channel adjustments and license fees could have totaled up to $1.50 per subscriber per month. Under the "going-forward rules," in 1997, cable operators may make an additional flat fee increase of 20 cents per channel per month for channels added during that year, provided that the rate increases made by cable operators over the three year period (exclusive of license fees) do not exceed $1.40 in the aggregate. For channels added after May 14, 1994, operators electing to take advantage of the 20 cents per channel adjustment may not take a 7.5% markup on programming cost increases that are otherwise currently permissible under the rate rules. The "going-forward rules" are scheduled to expire on December 31, 1997.

The "going-forward rules" also allow cable operators to place channels that were not offered on the cable system prior to October 1, 1994 on a new separate unregulated service tier as long as the regulated basic and expanded basic service tiers remain intact. Cable operators may offer the same new channels simultaneously on both an expanded basic tier and a new unregulated service tier, and may at any time move them to the new tier. Thus, operators may build up a following for new channels by putting them in the expanded basic service tier before moving them to the new unregulated service tier. Channels that were in the basic service tier or the expanded service tier prior to September 30, 1994, may not be moved to the new tier, nor may such channels be dropped from the basic or expanded basic service tiers and then added to a new tier within the two-year period after the date upon which any such channel is dropped.

In September 1995, the FCC developed an abbreviated cost-of-service form that permits cable operators to recover the costs of significant upgrades that provide benefits to subscribers of regulated cable services. Cable operators seeking to raise rates to cover the cost of an upgrade would submit only the costs of the upgrade instead of all current costs. In December 1995, the FCC revised its cost-of-service rules.

In another action in September 1995, the FCC established a new optional rate adjustment methodology that encourages operators to limit their rate increases to once per year to reflect inflation and changes in external costs and in the number of channels. The rules permit cable operators to "project reasonable" changes in their costs for the 12 months following the rate change (in an effort to eliminate delays in recovering costs). The order also allows operators to recover increases in additional types of franchise requirement costs. Permitted pass-through increases include increases in the costs of providing institutional networks, video services, data services to or from governmental and educational institutions, and certain other cost increases.

In November 1995, the FCC proposed to provide cable operators with the option of establishing uniform rates for similar service packages offered in multiple franchise areas located in the same region. Under the FCC's current rules, cable operators subject to rate regulation must establish rates on a franchise-specific basis. The proposed rules could lower cable operators' marketing costs and may also allow operators to better respond to competition from alternative providers.

In July 1996, the FCC proposed to give operators more flexibility with respect to the relative pricing of different tiers of service. Under this proposal, once an operator has set rates in accordance with existing regulations, the operator could decrease its basic service tier ("BST") rate and then take a corresponding increase in its cable programming service tier ("CPST") rate to offset the lost revenue on the BST. In this proceeding, the FCC has also asked parties to comment on whether it should place a limit on the amount of any CPST rate increase or otherwise limit the amount by which the BST and CPST rate may be adjusted.


The FCC expects that this proposal would give operators rate the structure flexibility enjoyed by alternative providers of video service who are, or soon will be, attempting to compete with cable operators but who are not subject to the rate regulation imposed by statute on cable operators.

The uniform rate requirements in the 1992 Cable Act which require that cable operators charge uniform rates through their franchise area are relaxed by the Telecommunications Act. Specifically, the Telecommunications Act Clarifies that the uniform rate provision does not apply where a cable operator faces "effective competition." In addition, bulk discounts to multiple dwelling units are exempted from the uniform rate requirements. However, complaints concerning "predatory" pricing (including with respect to bulk discounts to multiple dwelling units) may be made to the FCC. The Telecommunications Act also permits cable operators to aggregate, on a franchise system, regional or company level, its equipment costs in broad categories. The Telecommunications Act should facilitate the rationalization of equipment rates across jurisdictional boundaries. However, these cost-aggregation rules do not apply to the limited equipment used by subscribers who only receive basic programming.

"Anti-Buy Through" Provisions. The 1992 Cable Act and corresponding FCC regulations have established requirements for customers to be able to purchase video programming on a per channel or per program basis without having to subscribe to any tier of service (other than the basic service tier), subject to available technology. The available technology exception sunsets on October 5, 2002.

"Must Carry" Requirements/Retransmission Consents."   Under the 1992  Cable
Act, cable television operators are subject to mandatory broadcast signal carriage requirements that allow local commercial and non-commercial educational television broadcast stations to elect to require a cable system to carry the station, subject to certain exceptions, or, in the case of commercial stations, to negotiate for "retransmission consent" to carry the station. In addition, there are requirements for cable systems to obtain retransmission consent for all "distant" commercial television stations (except for commercial/satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993. The validity of mandatory signal carriage requirements is being litigated in the United States Supreme Court, which heard arguments on the must carry rule in October 1996; however, the carriage requirements will remain in effect pending the outcome of such proceedings. As a result of the mandatory carriage rules, the Partnership Systems have been required to carry television broadcast stations that otherwise would not have been carried, thereby causing displacement of possible more attractive programming. The retransmission consent rules have resulted in the deletion of certain local and distant television broadcast stations which the Partnership Systems were carrying. To the extent retransmission consent fees were paid for the continued carriage of certain television stations, such costs were not recoverable.


Franchise Matters. The 1984 Cable Act contains franchise renewal procedures designed to protect against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process that could make it easier for a franchising authority to deny renewal. Moreover, even if a franchise is renewed, a franchising authority may seek to impose new and more onerous requirements, including requiring significant upgrades in facilities and services or increased franchise fees. If a franchising authority's consent is required for the purchase or sale of a cable television system, the franchising authority may also seek to impose new and more onerous requirements as a condition to the transfer. The acceptance of these new requirements, however, may not be made a condition of the transfer. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.


Other FCC Regulations. The Partnership was subject to a variety of other FCC rules. covering such diverse areas as equal employment opportunity, programming, maintenance of records and public inspection of files, technical standards, leased access and customer service. The FCC has authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.


Small Cable Systems. The FCC has implemented rules to reduce the substantive and procedural burdens of rate regulation applicable to small cable systems (i.e., cable systems serving 15,000 or fewer subscribers that are owned by or affiliated with a cable company which served, in the aggregate, 400,000 or fewer subscribers at the time such rules went into effect). Cable companies falling outside of this definition may petition the FCC for small company treatment if they can demonstrate similar circumstances. The FCC's small cable systems rules amended the FCC's previous definitions of small cable entities to encompass a broader range of cable systems that are eligible for special rate and administrative treatment. In addition, these new rules made available to this expanded category a new regulatory scheme which the FCC expects to provide both rate relief and reduced administrative burdens. Specifically, the new rules created a new cost-of-service approach involving a five-element calculation based on a system's costs. The calculation will produce a per channel rate for regulated services that will be presumed reasonable if it is no higher than $1.24 per channel. If the formula generates a higher rate, the operator may still charge that rate if not challenged by the franchise authority, or if, upon being challenged, it meets its burden of proving that the rate is reasonable. Under these new rules, the regulatory benefits accruing to such small cable systems remain effective even if such small cable systems are later acquired by cable companies which serve in excess of 400,000 subscribers.


Recent Telecommunications Legislation

On February 1, 1996, Congress passed the Telecommunications Act. The Telecommunications Act was signed into law by President Clinton on February 8, 1996, and substantially amends the Communications Act (including the re-regulation of subscriber rates under the 1992 Cable Act). The Telecommunications Act alters federal, state and local laws and regulations pertaining to cable television, telecommunications, and other services. In addition to the amendments previously discussed in this section, the legislation also allows additional competition in video programming by telephone companies, and makes other revisions to the Communications Act and the 1984 and 1992 Cable Acts.

Telephone Partnership Provision of Video Programming. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming. The new legislation recognizes several multiple entry options for telephone companies to provide competitive video programming, including over their telephone facilities, through either common carrier transport or an "open video system," by radio communication, or as a regular cable system. Local Exchange Carriers ("LECs"), including Regional Bell Operating Companies ("RBOCs"), will be allowed to compete with cable operators both inside and outside the LECs' telephone service areas. The Telecommunications Act repeals the statutory ban on telephone company provision of video programming services in the telephone company's service areas. The FCC's video dialtone regulations have also been repealed. Pursuant to the authority granted to the FCC in the Telecommunications Act, the FCC required all video dialtone operators in order to continue to offer services, to elect one of the four permissible options for telephone companies by November 6, 1996 (as discussed more fully below). Video dialtone operators were permitted to apply for extensions based upon "good cause."

In particular, if a telephone company provides video via radio communications, it will be regulated under Title II of the Communications Act (the general sections governing use of the airwaves), rather than cable regulation under Title VI. If a telephone company provides common carriage transport of video programming, it will be subject to the requirements of Title II of the Communications Act (the general common carrier provisions), rather than Title VI cable regulation. Telephone companies providing video programming through any other means (other than as an "open video system," as described below) will be regulated under Title VI cable regulation.

The Telecommunications Act replaces the FCC's video dialtone rules with an "open video system" plan by which telephone companies can provide video programming service in their telephone service area. Telephone companies that comply with the FCC's open video system regulations (which must be prescribed within six months from enactment) will be subject to a relaxed regulatory scheme. The open video system requirements are in lieu of Title II common carrier regulation.

The FCC was directed and has prescribed rules that prohibit open video systems from discriminating among video programming providers with regard to carriage, and that ensure that open video system rates, terms and conditions for service are reasonable and non-discriminatory. Pursuant to the Telecommunications Act, the FCC has also adopted regulations prohibiting an open video system operator and its affiliates from occupying more than one-third of the system's activated channels when demand for channels exceeds supply. The Telecommunications Act also mandates other open video system regulations, including channel sharing and sports exclusivity. Open video systems will be subject to the authority of local governments to manage public rights-of-way. Local franchising authorities may require open video system operators to pay franchise-type fees, which may not exceed the rate at which franchise fees are imposed on any cable operator in the corresponding franchise area.


Buyouts . The Telecommunications Act generally prohibits buyouts of cable systems (which includes any ownership interest exceeding 10%) by LECs within the LECs' telephone service area, cable operator buyouts of LEC systems within the cable operator's franchise area, and joint ventures between cable operators and LECs in the same markets. There are certain statutory exceptions, including a rural exemption which permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Also, the FCC may grant waivers of the buyout provisions in cases where (1) the cable operator of LEC would be subject to undue economic distress; (2) the cable television system or facility would not be economically viable; or (3) the anti-competitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The relevant local franchising authority must approve any such waiver.

Public Utility Competition. The Telecommunications Act also authorizes potential competitor, registered utility holding companies and their subsidiaries, to provide video programming services, notwithstanding the Public Utility Holding Company Act. Utilities must establish separate subsidiaries for this purpose and must apply to the FCC for operating authority. Several such utilities have been granted broad authority by the FCC to engage in activities which could include video programming.


Cross-Ownership; Reduced Regulations. The Telecommunications Act makes several other changes to relax ownership restrictions and regulation of cable systems. It repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable systems. The broadcast/cable cross-ownership restrictions are eliminated, although the FCC's regulations prohibiting broadcast/cable common ownership currently remain. The SMATV cable cross-ownership and the MMDS cable cross-ownership restrictions have been eliminated for cable operators subject to effective competition.

The Telecommunications Act amends the definition of "cable system" so that a broader class of entities (including some which may compete with the Partnership) providing video programming will be exempt from regulation as cable systems under the Communications Act.


Pole Attachments. The Telecommunications Act also alters the scheme pertaining to pole attachment rates (rates charged by telephone and utility companies for delivery of cable services). The current method for determining rates will continue for five years. The FCC recently adopted an Order to implement the Telecommunications Act's pole attachment provisions. Any increases pursuant to this new formula may not begin for five years, and will be phased in over five through ten in equal increments. However, this new FCC formula does not apply in states which certify that they regulate pole rates.


Miscellaneous Requirements and Provisions. The Telecommunications Act also imposes other miscellaneous requirements on cable operators, including an obligation to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. In addition, sexually explicit programming must be scrambled or blocked. If the cable operator is unable to scramble or block its signal completely, it must restrict transmission to those hours of the day when children are unlikely to view the programming, as determined by the FCC. A federal court has temporarily stayed enforcement of this provision pending further consideration of a constitutional challenge. If the provision is held to be constitutional, it could increase operating expenses for operators of cable television systems, including the Partnership, and provide a competitive advantage to less regulated providers of video programming services. The Telecommunications Act also directs the FCC to adopt regulations to ensure, with certain exceptions, that video programming is fully accessible through closed captioning. The FCC recently released a report to Congress on the level at which video programming is closed captioned. The FCC has also initiated another proceeding to establish regulations to implement closed captioning requirements.

Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rulemakings which have been, and which will be undertaken by the FCC which will interpret and implement the provisions of the Telecommunications Act. In addition, certain provisions of the Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain provisions of the Telecommunications Act have been, and are likely to continue to be subject to legal challenges.


FCC Implementation. The FCC is presently, and will be, engaged in numerous proceedings to implement various provisions of the Telecommunications Act. Recently, the FCC adopted cable television equipment cost aggregation rules and adopted open video system rules. In addition to the proceedings previously discussed herein, the FCC has recently initiated a proceeding to implement most of the Cable Act reform provisions of the Telecommunications Act.

In this proceeding, the FCC has set forth certain interim rules to govern while the FCC completes its implementation of the Telecommunications Act. Among other things, the FCC is requiring on an interim basis that for a LEC to be deemed to be offering "comparable" programming, such programming must include the signals of local broadcasters. Cable systems that meet all of the relevant criteria in the new effective competition test are exempt from rate regulation as of February 8, 1996 (the date the Telecommunications Act was signed into law by President Clinton). Cable systems may file a petition with the FCC at any time for a determination of effective competition.

The FCC has also established interim rules governing the filing of rate complaints by local franchising authorities. Local franchising authorities may file rate complaints with the FCC when the local franchising authorities receive more than one subscriber complaint concerning an operator's rate increase. If the local franchising authority receives more than one subscriber complaint within the 90-day period and decides to file its own complaint with the FCC, it must do so within 180 days after the rate increase became effective. Before filing a complaint with the FCC, the local franchising authority must first provide the cable operator written notice of its intent to do so and must give the operator a minimum of 30 days to file with the local franchising authority the relevant FCC forms used to justify a rate increase. The local franchising authority must then forward its complaint and the operator's response to the FCC within the 180 day deadline. The FCC must issue a final order within 90 days after it receives a local franchising authority complaint.

For interim purposes, the FCC has established that an operator serving fewer than 617,000 subscribers is a "small cable operator" if its annual revenues, when combined with the total annual revenues of all of its affiliates, do not exceed $250 million in the aggregate. For interim purposes, "affiliate" will be defined as a 20% or greater equity interest.

In addition to the interim rules discussed above and other miscellaneous interim rules, the FCC is also engaged in a rule-making proceeding to create and implement final rules relating to the cable reform provisions of the Telecommunications Act. Among other issues, the FCC is considering whether to establish a LEC market share that must be satisfied before a LEC will be deemed to constitute "effective competition" to an incumbent cable operator (which would free the cable operator from rate regulation).


Copyright

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted. The possible simplification, modification or elimination of the compulsory copyright license
is the subject of continuing legislative review.   See "--Regulation and
Legislation."



State and Local Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions of its franchise agreement. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that imposed on a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with Federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.


COMPETITION IN THE CABLE TELEVISION BUSINESS

Cable television companies generally operate under non-exclusive franchises granted by local authorities that are subject to renewal and renegotiation from time to time. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. Cable system operators may therefore experience competition from other operators building a system in an existing franchise area (i.e., an "overbuild"). The 1992 Cable Act also permits municipal authorities to operate cable television systems in their communities without franchises. Cable system operators also compete for the right to construct systems in new housing developments adjoining or otherwise located in proximity to such operator's existing systems.

Cable television systems also face competition from alternative methods of receiving and distributing television signals and from other sources of home entertainment. Within the home video programming market, the Partnership competes primarily with other cable franchise holders and with home satellite and wireless cable providers, and when existing franchises become available for renewal (or new franchises become available in the southeastern region of the United States), with other cable franchise holders. The Partnership believes that direct broadcast satellite (DBS), a service by which packages of television programming are transmitted to individual homes which are serviced by a single satellite dish, was the most significant competitive threat to the Partnership Systems. However, there are certain disadvantages associated with DBS technology (e.g., high upfront capital costs, lack of local programming and topographical limitations which limit reception in hilly areas). In some instances the prices that consumers pay to obtain a DBS satellite dish have been reduced substantially. Nevertheless, the product is still in its early stages of implementation and it is difficult to assess the ultimate magnitude of the impact that DBS will have on the cable industry or upon the Partnership's operations and revenues.

Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution services ("MMDS"), which uses low power microwave frequencies to transmit video programming over-the-air to customers. The FCC has amended its regulations to enable MMDS systems to compete more effectively with cable systems by making available additional channels to the MMDS industry and by refining the procedures by which MMDS licenses are granted. The FCC also recently ruled that wireless cable operators may increase their channel capacity and service offerings through digital compression techniques. Such increased capacity and offerings may make wireless cable a more significant competitor in the video programming industry. The 1992 Cable Act generally prohibits a cable operator from holding an FCC MMDS license in its franchised cable service area. However, the Telecommunications Act allows such common ownership if the cable operator is subject to "effective competition". Although the Partnership faces some actual or potential competition from MMDS operators, such competition is not yet significant. Additionally, the FCC recently allocated frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS.

Additional forms of competition for cable systems are master antenna television ("MATV") and satellite master antenna television system ("SMATV"). These systems are essentially small, closed cable systems which operate within specific hotels, apartment- or condominium-complexes and individual residences. Due to the widespread availability of earth stations, such private cable television systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. MATV and SMATV systems currently benefit from operating advantages not available to franchised cable television systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. The Telecommunications Act, which to some extent deregulates or lessens the regulatory burden on the cable industry, may reduce some of the advantages of MATV and SMATV systems. However, since MATV and SMATV systems generally do not fall within the Cable Acts' definition of a "cable system", notwithstanding the enactment of such legislation, they could still be exempt from other requirements of the Cable Acts which were not amended. Furthermore, the Telecommunications Act broadens an exemption from regulation as a "cable system", which may exempt additional MATV and SMATV systems from regulation under the Cable Acts.

A federal statutory cross-ownership restriction had historically limited entry into the cable television business by local telephone companies, which are potentially strong competitors to cable operators. The Telecommunications Act repealed the cross-ownership restriction and authorizes LECs to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers in the telephone companies' service areas, with some regulatory safeguards. See "--Regulation and Legislation." Some video programming services provided by telephone companies (e.g., "open video systems") do not require local franchises. Further, certain of the RBOCs have already entered the cable television business outside their service areas.

The Telecommunications Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services, notwithstanding the applicability of the Public Utility Holding Company Act. See "--Regulation and Legislation."

EMPLOYEES

As of December 31, 1995, the Partnership employed a total of approximately 192 full-time equivalent persons in the operation of the Systems. Following consummation of the Sale Transaction on March 28, 1996, the Partnership had no employees.

OTHER MATTERS

The Partnership owned and operated cable television systems and did not engage in any other identifiable industry segments. The Partnership does not believe that changes of a seasonal nature are material to the cable television business. The Partnership has not expended material amounts during the last two fiscal years on research and development activities. As the Partnership is a service-related organization, little or no raw materials are utilized by the Partnership. The necessary hardware, coaxial cable and electronics required for construction of new cable plant were available from a variety of vendors and are generally available in ample supply. There is no one customer or affiliated group of customers to whom sales are made in amounts which exceed ten percent (10%) of the Partnership's revenues. The Partnership believes it was not affected by inflation except to the extent that the economy in general is affected thereby.

ITEM 2.   PROPERTIES

Principal physical assets of the Partnership were, among other things, the components of each of the Systems, which include a central receiving apparatus, distribution cables and a local business office. The receiving apparatus is comprised of a tower and antennas for reception of over-the-air broadcast television signals and one or more earth stations for reception of satellite signals. Located near these receiving devices is a building that houses associated electronic gear and processing equipment. The Partnership owned the receiving and distribution equipment of each System and owned or leased small parcels of real property for the receiving sites.

Cable is either buried in trenches or is attached to utility poles pursuant to license agreements with the owners of the poles. As is typical in the industry, the Partnership maintained insurance on its above-ground plant, but not for its underground plant. The percentage of underground distribution plant was a percentage of total miles was less than 25% as of March 28, 1996. The Partnership owned or leased the local business office of each system from which it dispatched serviced employees, monitored the technical quality of the system, handled customer service and billing inquiries and administered marketing programs. The office facilities of some systems included studios for local access program production, as required under the Partnership's franchises.

The General Partner believes that the Partnership's properties were generally in good condition and fully utilized. The Systems operated at between 300 and 450 megahertz, whereas the General Partner believes the standard in the cable television industry to be 450 megahertz. The physical components of the Systems also required maintenance and periodic upgrades to keep pace with technological advances and to comply with the requirements of certain franchising authorities. For a discussion of capital expenditures, see Item 7 hereof.

ITEM 3.  LEGAL PROCEEDINGS

Certain Limited Partners have instituted litigation in the Chancery Court of New Castle County, Delaware, which has been consolidated under the name and style, In re: Cencom Cable Income Partners, L.P. Litigation Civil Action No. 14634 (the "Action"). This purported class action litigation was purportedly filed by the plaintiff on his own behalf and on behalf of the Limited Partners. The Action names as defendants the General Partner, Purchasing Affiliates identified in the Disclosure Statement distributed to Limited Partners in connection with the solicitation of consents to the Sale Transaction (the "Disclosure Statement"), Charter Communications, Inc. and certain individuals, including the directors and executive officers of the General Partner.

The Action alleges, among other things, that the Disclosure Statement is false and misleading, wrongfully seeks to induce the consent of the Limited Partners to the Sale Transaction in breach of the defendants' fiduciary duties, and is the product and culmination of a course of wrongful conduct designed to enrich the defendants at the expense of the Limited Partners in breach of the Partnership Agreement and the defendants' fiduciary duties. On February 15, 1996, the court refused to issue an injunction precluding the Sale Transaction and granted Defendant's motion to dismiss all claims for injunctive relief, including claims seeking to require the Partnership to attempt to market the systems to other parties. The remaining causes of action seek compensation for plaintiff and other Limited Partners for damages related to the alleged wrongdoing.

In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). In connection with the filing of the Amended Complaint, the defendants informed the court that portions of the Amended Complaint were legally inadequate. The defendants filed an Answer to the Amended Complaint in December 1996. In January 1997, the defendants filed a Motion for Summary Judgment to dismiss all remaining claims as to all parties in the Action. The General Partner believes that portions of the Amended Complaint are legally inadequate and intends to file a dispositive motion as to all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages in connection with the Action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 3, 1995, the Partnership distributed the Disclosure Statement to Limited Partners seeking approval of the Limited Partners for the Sale Transaction. The Disclosure Statement was supplemented on November 1, 1995 to provide disclosure regarding the commencement of the Action, and supplemented again on December 18, 1995, to provide disclosure on corrected calculations concerning the amount of sale proceeds due to the General Partner and to extend the voting period and offer Limited Partners the opportunity to withdraw a prior favorable vote for the Sale Transaction. As of 10:00 a.m. on January 8, 1996, the end of the extended voting period, of the 149,204 outstanding LP Units, 87,367 LP Units (83.6% of the LP Units voted and 58.6% of all LP Units outstanding) voted in favor of the Sale Transaction, 17,079 LP Units (16.4% of the LP Units voted) voted against or abstained from voting for the Sale Transaction.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

As of December 31, 1996, there were 10,407 holders of 149,204 Units of the Registrant. The Units of the Registrant are not publicly traded and are subject to substantial restrictions on transfer.

Pursuant to the terms of the Partnership Agreement, the Registrant is required to make cash distributions to the Limited Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. Limited Partners received cash distributions during 1994, 1995 and 1996 in the amount of $14,920,400, $11,190,300 and $127,602,245, respectively. The distributions made in 1995 were based on the operating results of the fourth quarter of 1994 and the first two quarters of 1995. Because the Sale Transaction agreement was entered into as of July 1, 1995, no quarterly distributions were paid for quarters ending after June 30, 1995. However, the Limited Partners received a distributable share of the net proceeds of the Sale Transaction during 1996

During January 1995, Charter Communications, Inc. ("Charter"), an affiliate of the General Partner, acquired 8,159 Units of the Registrant as part of a negotiated transaction for a sale of securities and assets. As of December 31, 1996, Charter held 8,159 Units of the Registrant.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements included pursuant to Item 8 of this Form 10K





                                FOR THE PERIOD FROM                AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                   JANUARY 1 TO
                                  MARCH 28, 1996       1995                 1994                  1993                  1992
STATEMENT OF OPERATIONS DATA:
Service Revenues................     $11,878,555      $45,235,407        $41,982,678           $40,295,939           $37,462,152
Net income (loss)...............       1,057,294        3,453,270          3,811,203             3,367,720            (3,133,903)
Net income (loss) per LP Unit...            7.09            23.14              25.54                 22.57                (20.79)
Cash distributions per LP Unit..               -            75.00             100.00                100.00                100.00
BALANCE SHEET DATA:
Total assets....................               -       49,472,011         52,282,658            52,132,595            57,022,306
Long-term obligations,
including current maturities....               -       76,500,000         72,300,000            62,000,000            56,006,716
Partners' (deficit) capital.....               -      (32,908,763)       (25,171,733)          (14,062,536)           (2,509,856)
MISCELLANEOUS DATA:
-------------------
Ratio of earnings to fixed
charges1/.......................             1.8              1.6                1.9                   1.9               --
Book value per LP Unit..........               -         ($220.56)          ($168.71)              ($94.25)              ($16.82)

1/ Ratio of earnings to fixed charges is calculated using income from operations including interest income; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the year ended December 31, 1992 were insufficient to cover the fixed charges by $3,133,903. As a result of such insufficiency, this ratio is not presented above.

As of December 31, 1996, the net assets in liquidation were $4,883,719. The assets are recorded at estimated realizable values and the liabilities are recorded at estimated settlement value.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership is in the process of liquidation and consummated the Sale Transaction on March 29, 1996, for a cash purchase price of $211,050,000, plus 5.25% simple interest accrued from July 1, 1995 through the closing date of March 29, 1996. (See "Item 1. Business - The Sale Transaction.")

RESULTS OF OPERATIONS

GENERAL INFORMATION

The following table sets forth the amounts (in thousands) and the percentage of total revenues for certain items for the periods indicated:



                          FOR THE PERIOD FROM
                              JANUARY 1 TO         FOR THE YEAR ENDED DECEMBER 31
                          MARCH 28, 1996            1995               1994
                             Amt.          %    Amt.      %      Amt.          %
Service Revenues:
Basic Service                $7,806      65.7  $29,568    65.4  $27,436      65.4
Premium Service               1,747      14.7    6,865    15.2    6,771      16.1
Other Services                2,326      19.6    8,802    19.4    7,776      18.5
                             ------     -----   ------   -----   ------     -----
                             11,879     100.0   45,235   100.0   41,983     100.0
Operating Expenses:
Operation, General and
Administrative                6,756      56.9   25,180    55.7   22,766      54.2
Depreciation and
Amortization                  2,817      23.7   11,375    25.1   11,628      27.7
                             ------     -----   ------   -----   ------     -----
Income from Operations        2,306      19.4    8,680    19.2    7,589      18.1
                             ------     -----   ------   -----   ------     -----
Interest Income (Expense):
Interest Income                  42        .4      176      .4       64        .2
Interest Expense             (1,291)    (10.9)  (5,403)  (12.0)  (3,842)     (9.2)
                             ------     -----   ------   -----   ------     -----
                             (1,249)    (10.5)  (5,227)  (11.6)  (3,778)     (9.0)
                             ------     -----   ------   -----   ------     -----
Net Income                   $1,057      8.9%   $3,453    7.6%   $3,811      9.1%
                             ======     =====   ======   =====   ======     =====

The Registrant had no results of operations for the period subsequent to March 28, 1996, as a result of the sale of all of its cable television systems. Results of operations for the period ended March 28, 1996 have been compared to the quarter ended March 31, 1995 (see the March 31, 1996 Form 10-Q for comparative information). No discussion of operating results for the year ended December 31, 1996 versus the year ended December 31, 1995 has been provided as such analysis is not meaningful.


CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION

Net assets in liquidation at March 31, 1996 were approximately $136.4 million, consisting of cash and cash equivalents of approximately $140.1 million reduced by liabilities to the Purchasing Affiliates of approximately $2.8 million and accrued liquidation costs of $0.9 million. During the nine months ended December 31, 1996, the Partnership made disbursements to the Limited Partners and General Partner of $130.1 million, paid $2.8 million to reduce the liability to Purchasing Affiliates, paid approximately $.9 million of accrued liquidation costs, and earned interest income of approximately $1.1 million. The Partnership increased the accrual for liquidation costs by $1.8 million during the nine month period ending December 31, 1996, which included an accrual of $800,000 for a Partnership income tax liability to the state of Illinois. This tax liability is based upon the apportionment to Illinois for the Partnership's gain on the sale of the cable systems.

At December 31, 1996, the Partnership had approximately $7.0 million in cash and cash equivalents, consisting primarily of repurchase agreements and commercial paper with original maturities of 90 days or less. These investments are carried at cost, which approximates market value.

Net assets in liquidation at December 31, 1996, were approximately $4.9 million, net of state income tax withholdings of approximately $1.1 million, which will be available for distribution to the General Partner and Limited Partners upon final dissolution of the Partnership. The Partnership is required to withhold this amount under the income tax regulations of certain states. On April 15 and December 15, 1996, the General Partner made partial distributions of proceeds to the partners of $122.5 million and $7.6 million, respectively. The General Partner anticipates the final dissolution of the Partnership to occur during 1997, pending final resolution of all liquidation issues, including all pending litigation.

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

Premium service subscriptions increased 8.4% from March 31, 1995 to March 28, 1996. The ratio of premium service subscriptions per basic subscriber increased from 60.3% at March 31, 1995 to 62.9% at March 28, 1996. This increase was the result of the Partnership offering premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

Revenues. In September 1993, when federal rate regulation affecting the basic and expanded basic tiers was implemented, rates were rolled back 10% throughout the Systems, which offset rate increases implemented earlier in 1993. In 1994, additional rate reductions of up to 7% were required for some local franchises. These rate reductions significantly impacted the Systems' actual revenues as well as the potential to increase revenues. Limited rate increases are permitted to pass-through to subscribers certain external costs (such as copyright, programming and franchise fees), and only as to subscribers in those franchises where rates had been rolled back the full 17% mandated by the FCC. Notwithstanding that the average revenue per subscriber was reduced for basic services during the 1992 to 1994 period, the Systems were able to increase revenues on an overall basis by increasing the subscriber base, as well as by increasing revenues from unregulated services such as premium cable services, advertising and other ancillary revenues.

Partnership revenues increased 7.7% from $41,982,678 in 1994 to $45,235,407 in 1995. During this period, the Partnership increased revenues by increasing the number of its basic subscribers by 4.4% from December 31, 1994 to December 31, 1995; subscribers increased as a result of new-build and re-build construction and enhanced marketing efforts. Other revenue consists primarily of guide revenue, installation revenue, advertising, home shopping and franchise fees.

The ratio of premium service subscriptions per basic subscriber increased from
0.61 at December 31, 1994 to 0.63 as of December 31, 1995. The Partnership anticipates that the ratio of subscriptions for premium services to subscriptions for basic services may not increase substantially over the next few years. However, premium subscription services will still remain an important revenue source of the Partnership. The increase in the ratio during 1995 is due to the Partnership offering premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services.

Operating Expenses. Operating, general and administrative expenses increased by 10.6% from $22,766,000 in 1994, to $25,180,000 in 1995. As a percentage of annual revenue, these expenses increased during 1995. The Partnership was able to control certain other operating costs to offset the larger increases in certain other categories, as discussed below. In addition, operating expenses included liquidation costs of approximately $1,106,000 and $311,000 in 1995 and 1994, respectively, related to the pending liquidation of the assets of the Partnership.

The Partnership's operating expenses were affected by substantial industry-wide increases in programming expenses. Programming expenses were approximately $8,117,000 in 1994 increasing 10.1% to approximately $8,933,000 in 1995. The
Partnership's increased subscriber base also contributed to the overall increase in programming expenses, since programming costs are determined on a per subscriber basis.

The Systems' copyright fees for the carriage of distant signals increased during the subject periods. Applicable FCC regulations required the Systems to add local channels on the basic cable tier, which resulted in certain channels regularly carried by the Systems on the basic cable tier being moved to the expanded basic cable tier. Inclusion of additional revenues associated with the expanded basic cable tier resulted in increased copyright fee payments.

The Systems also launched additional channels during the subject period, with related programming costs and channel line-up changes, as the Systems sought to improve their basic product line as well as increase their subscriber base. Channel line-up changes, whether resulting from FCC mandated local "must carry" regulations (as discussed above) or voluntary changes, also involve indirect costs such as marketing and customer mailings. Increased compliance costs related to the 1992 Cable Act were reflected in operating expenses.

Depreciation and amortization, both in terms of actual amounts and as a percent of revenues, decreased during the past three years. The decrease is primarily the result of the completion of amortization for certain franchises and deferred costs.

Other Income and Expenses. Interest expense increased in 1995 primarily as a result of higher effective interest rates and increased borrowings under the Partnership's credit facility. The weighted average interest rate and outstanding borrowings for 1995 and 1994 were 7.3% and 5.7% and $73,993,000 and $66,358,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems to the Purchasing Affiliates. The sale was approved by a majority of the Limited Partners, following the distribution of the Disclosure Statement. The net proceeds from the sale of approximately $211.3 million were comprised of the purchase price plus interest, as defined in the Asset Purchase Agreement, dated as of July 1, 1995, entered into by the General Partner and the Purchasing Affiliates. The purchase price, as outlined in the Disclosure Statement, was approximately $211 million less working capital items through July 1, 1995, and liquidation costs paid by the Partnership through the date of closing. The interest paid by the Purchasing Affiliates was computed on the purchase price less the outstanding long-term debt on June 30, 1995, at an annual rate of 5.25%, from July 1, 1995, to March 29, 1996.

On April 15, 1996 and December 15, 1996, the Partnership made a partial distribution of approximately $122.5 million and $7.6 million, respectively to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At December 31, 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners, including interest earned thereon.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1996, the Registrant was not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers or directors. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business. In addition, the General Partner is responsible for operating and managing the Partnership's cable television systems.

Set forth below is the present principal occupation or employment and employment history of the executive officers and directors of the General
Partner:

       NAME                           AGE               POSITION
       Howard L. Wood                 57                President, Chief
                                                        Executive Officer
                                                        and Director
       Barry L. Babcock               50                Executive Vice
                                                        President, Chief
                                                        Operating Officer
                                                        and Director
       Jerald L. Kent                 40                Executive Vice
                                                        President, Chief
                                                        Financial Officer
                                                        and Director

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Chairman of the Management Committee of Charter, and has served as President of the General Partner since 1994. Mr. Wood also co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA"), which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman, and has served as Executive Vice President of the General Partner since 1994. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice President of CCA from February 1986 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992.

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President, and has served as Executive Vice President of the General Partner since 1994. Mr. Kent also co-founded CCG in 1992. Prior to that time, he was associated with CCA as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992.

ITEM 11.   EXECUTIVE COMPENSATION

The Registrant is not required to pay and has not paid the officers or directors of the General Partner any remuneration. The General Partner does not currently pay any remuneration to any of its officers or directors, although it does pay management fees to the General Partner. See "Item 13-Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, Charter was the sole Limited Partner known to the General Partner to be the beneficial owner of more than five percent (5%) of the outstanding LP Units issued by the Partnership. Charter owns 8,159 LP Units, constituting approximately 5.5% of the LP Units. Charter has no right to acquire additional LP Units.

The following table sets forth as of December 31, 1996, certain information regarding the ownership of LP Units by (i) each of the directors and executive officers of the General Partner and (ii) all directors and executive officers of the General Partner as a group. Each of the named persons and each member of the group shares voting and dispositive power with respect to LP Units held thereby. None of these Limited Partners currently has any right to acquire additional LP Units.

   NAME OF BENEFICIAL            AMOUNT AND NATURE         PERCENT OF
        OWNER                      OF BENEFICIAL             CLASS
                                     OWNERSHIP

Jerald L. Kent                        59 LP Units             .04%
Barry L. Babcock                      30 LP Units             .02%
All directors and executive
officers of the General Partner
as a group                            89 LP Units             .06%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See  Item 1.  Business - Sale Transaction.

See Item 1.  Business - Management Agreement.

All 8,159 LP Units held by Charter were acquired on January 18, 1995 from HC Crown Corp. in accordance with the terms of the Stock Purchase Agreement for approximately $6,900,000. Charter's acquisition of the LP Units was financed by Boatmen's Bank in the ordinary course of business. A copy of each of the documents evidencing such financing arrangements has been filed separately with the Commission.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
----------  ---------------------------------------------------------------

(a)   1.   Financial Statements:
           See Index to Financial Statements and Schedules on page F-1 of this Report.

      2.   Financial Statement Schedules:
           See Index to Financial Statements and Schedules on page F-1 of this Report.

      3.   Exhibits:
           See Index on Page E-1 of this Report.

(b)  Reports on Form 8-K:

           No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             CENCOM CABLE INCOME PARTNERS, L.P.

                                             By:  Cencom Properties, Inc.
                                                  General Partner



                                             By: /s/   Howard L. Wood
                                                 Howard L. Wood, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (as to the General Partner) and on the date indicated.


              Signature and Title                               Date
-----------------------------------------------            --------------
By: /s/    Howard L. Wood
    Howard L. Wood
    President, Chief Executive Officer and Director
    (Principal Executive Officer)                          March 26, 1997

By: /s/    Barry L. Babcock
    Barry L. Babcock
    Executive Vice President, Chief Operating
    Officer and Director
    (Principal Operating Officer)                          March 26, 1997

By: /s /    Jerald L. Kent
    Jerald L. Kent
    Executive Vice President, Chief Financial
    Officer and Director
    (Principal Financial Officer)                          March 26, 1997

                       CENCOM CABLE INCOME PARTNERS, L.P.

                    INDEX TO FINANCIAL STATEMENTS SCHEDULES


                                                             Page
FINANCIAL STATEMENTS:
  Report of Independent Public Accountants                    F-2
  Statement of Net Assets in Liquidation                      F-3
  Statement of Changes in Net Assets in Liquidation           F-4
  Balance Sheet as of December 31, 1995                       F-5
  Statements of Operations for the period from
    January 1 to March 28, 1996 and for the                   F-6
    years ended December 31, 1995 and 1994
  Statements of Partners' Capital (Deficit) for the
    period from January 1 to March 28, 1996 and for the       F-7
    years ended December 31, 1995 and 1994
  Statements of Cash Flows for the period from
    January 1 to March 28, 1996 and for the                   F-8
    years ended December 31, 1995 and 1994
  Notes to Financial Statements                               F-9

FINANCIAL STATEMENT SCHEDULES:
  None required                                               N/A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Cencom Cable Income Partners, L.P.:


We have audited the accompanying balance sheet of Cencom Cable Income Partners, L.P. (a Delaware limited partnership) as of December 31, 1995, the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996, through March 28, 1996. In addition, we have audited the statement of net assets in liquidation as of December 31, 1996, and the related statement of changes in net assets in liquidation for the period from March 29, 1996, through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the General Partner of Cencom Cable Income Partners, L.P. finalized a plan for liquidation of the Partnership on March 28, 1996, through the sale of its operating systems. As a result, the Partnership has changed its basis of accounting for the period subsequent to March 28, 1996, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1996, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Cable Income Partners, L.P. as of December 31, 1995, the results of its operations and its cash flows for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996, through March 28, 1996, its net assets in liquidation as of December 31, 1996, and the changes in its net assets in liquidation for the period from March 29, 1996, through December 31, 1996, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     March 3, 1997

                       CENCOM CABLE INCOME PARTNERS, L.P.


                     STATEMENT OF NET ASSETS IN LIQUIDATION

                            AS OF DECEMBER 31, 1996




ASSETS, at estimated realizable values:
Cash and cash equivalents                                $7,049,771
Insurance receivable                                        428,000
                                                     --------------
                                                          7,477,771
                                                     --------------
LIABILITIES, at estimated settlement amounts:
Accrued costs of liquidation                              1,453,388
Income taxes withheld on behalf of Limited Partners       1,140,664
                                                     --------------
                                                          2,594,052
                                                     --------------
NET ASSETS IN LIQUIDATION                                $4,883,719
                                                     ==============

         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

         FOR THE PERIOD FROM MARCH 29, 1996, THROUGH DECEMBER 31, 1996



NET PROCEEDS FROM SALES TO PURCHASING AFFILIATES                              $211,321,760
                                                                        ------------------
LESS-  Portion of proceeds representing interest to partners                   (5,202,207)
                                                                        ------------------
ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING AFFILIATES
AS OF THE CLOSING DATE:
Cash and cash equivalents                                                      (3,504,678)
Accounts receivable, net of allowance for doubtful accounts of $83,159           (795,144)
Prepaid expenses and other                                                       (161,771)
Note receivable from General Partner                                             (753,556)
Property, plant and equipment, net                                            (39,506,499)
Franchise costs, net                                                           (2,983,401)
Accounts payable and accrued expenses                                            3,052,296
Payables to General Partner and affiliate                                          727,882
Subscriber deposits                                                                281,779
Deferred revenue                                                                   183,044
                                                                        ------------------
Net assets sold                                                               (43,460,048)
                                                                        ------------------
Gain on sale of net assets                                                     162,659,505
                                                                        ------------------
INTEREST PAID BY THE PURCHASING AFFILIATES                                       5,202,207
                                                                        ------------------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
Decrease in long-term debt                                                      74,000,000
Distributions to Limited Partners                                            (127,602,245)
Distributions to General Partner                                               (2,502,894)
Interest income generated from investments                                       1,140,452
Increase in accrued costs of liquidation                                       (1,774,729)
Income taxes withheld on behalf of Limited Partners                            (1,140,664)
                                                                        ------------------
                                                                              (57,880,080)
                                                                        ------------------
REPAYMENT OF LONG-TERM DEBT                                                   (74,000,000)
                                                                        ------------------
Net change in assets and liabilities between March 29, 1996, and
December 31, 1996                                                               35,981,632
PARTNERS' CAPITAL (DEFICIT) AS OF MARCH 28, 1996:
General Partner                                                                    905,039
Limited Partners                                                              (32,002,952)
                                                                        ------------------
NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 1996                               $4,883,719
                                                                        ==================

         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                       BALANCE SHEET - DECEMBER 31, 1995



                                                                                                     1995
                                                                                   ----------------------
                                                 ASSETS
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                                      $4,461,218
Accounts receivable, net of allowance for doubtful accounts of $95,346                            918,107
Prepaid expenses and other                                                                        187,914
                                                                                   ----------------------
Total current assets                                                                            5,567,239
PROPERTY, PLANT AND EQUIPMENT                                                                  40,588,953
FRANCHISE COSTS, net of accumulated amortization of $51,270,890                                 3,315,819
                                                                                   ----------------------
                                                                                              $49,472,011
                                                                                   ======================
                               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
---------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt                                                          $76,500,000
Accounts payable and accrued expenses                                                           4,673,476
Payables to General Partner and affiliate                                                         718,507
Subscriber deposits                                                                               300,834
                                                                                   ----------------------
Total current liabilities                                                                      82,192,817
                                                                                   ----------------------
DEFERRED REVENUE                                                                                  187,957
                                                                                   ----------------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
General Partner                                                                                   905,039
Limited Partners (150,000 units authorized; 149,204 units issued and outstanding)            (33,060,246)
Note receivable from General Partner                                                            (753,556)
                                                                                   ----------------------
Total Partners' capital (deficit)                                                            (32,908,763)
                                                                                   ----------------------
                                                                                              $49,472,011
                                                                                   ======================

       The accompanying notes are an integral part of this balance sheet.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

        FOR THE PERIOD FROM JANUARY 1, 1996, THROUGH MARCH 28, 1996, AND

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                      1996*              1995              1994
                                          -----------------  ----------------  ----------------
SERVICE REVENUES:
Basic service                                    $7,805,466       $29,567,936       $27,436,154
Premium service                                   1,746,690         6,865,145         6,770,511
Other                                             2,326,399         8,802,326         7,776,013
                                          -----------------  ----------------  ----------------
                                                 11,878,555        45,235,407        41,982,678
OPERATING EXPENSES:
Operating costs                                   5,146,841        18,463,285        17,254,488
General and administrative                          857,623         3,349,345         3,100,671
Liquidation costs                                   157,147         1,105,556           311,344
Depreciation and amortization                     2,816,999        11,375,090        11,628,080
Management fees - related party                     594,268         2,261,775         2,099,133
                                          -----------------  ----------------  ----------------
                                                  9,572,878        36,555,051        34,393,716
                                          -----------------  ----------------  ----------------
Income from operations                            2,305,677         8,680,356         7,588,962
                                          -----------------  ----------------  ----------------
INTEREST INCOME (EXPENSE):
Interest income                                      42,351           176,126            64,171
Interest expense                                (1,290,734)       (5,403,212)       (3,841,930)
                                          -----------------  ----------------  ----------------
                                                (1,248,383)       (5,227,086)       (3,777,759)
                                          -----------------  ----------------  ----------------
Net income                                       $1,057,294        $3,453,270        $3,811,203
                                          =================  ================  ================
NET INCOME  PER LIMITED PARTNERSHIP UNIT              $7.09            $23.14            $25.54
                                          =================  ================  ================

*Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.



        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

        FOR THE PERIOD FROM JANUARY 1, 1996, THROUGH MARCH 28, 1996, AND

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                   Note
                                                                 Receivable
                                                                   From
                                 General         Limited         General
                                    Partner          Partners       Partner             Total
                               ------------  ----------------  ------------  ----------------
BALANCE, December 31, 1993         $905,039     $(14,214,019)    $(753,556)     $(14,062,536)
Distributions ($100 per unit)             -      (14,920,400)             -      (14,920,400)
Net income                                -         3,811,203             -         3,811,203
                               ------------  ----------------  ------------  ----------------
BALANCE, December 31, 1994          905,039      (25,323,216)     (753,556)      (25,171,733)
Distributions ($75 per unit)              -      (11,190,300)             -      (11,190,300)
Net income                                -         3,453,270             -         3,453,270
                               ------------  ----------------  ------------  ----------------
BALANCE, December 31, 1995          905,039      (33,060,246)     (753,556)      (32,908,763)
Net income                                -         1,057,294             -         1,057,294
                               ------------  ----------------  ------------  ----------------
BALANCE, March 28, 1996*           $905,039     $(32,002,952)    $(753,556)     $(31,851,469)
                               ============  ================  ============  ================

*Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.



        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS

        FOR THE PERIOD FROM JANUARY 1, 1996, THROUGH MARCH 28, 1996, AND

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                         1996*              1995              1994
                                                --------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $1,057,294        $3,453,270        $3,811,203
Adjustments to reconcile net income to net
cash provided by operating activities-
Depreciation and amortization                        2,816,999        11,375,090        11,628,080
Changes in assets and liabilities-
Accounts receivable, net                               122,963            34,888         (274,147)
Prepaid expenses and other                              26,143           225,707         (235,187)
Accounts payable and accrued expenses              (1,063,219)           422,092           931,608
Payables to General Partner and affiliate                9,375           187,911            27,608
Subscriber deposits and prepayments                   (19,055)          (71,577)                44
Deferred revenue                                       (4,913)           187,957                 -
                                                --------------  ----------------  ----------------
Net cash provided by operating activities            2,945,587        15,815,338        15,889,209
                                                --------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment         (1,402,127)       (8,851,048)       (8,055,569)
Other                                                        -          (55,526)                 -
                                                --------------  ----------------  ----------------
Net cash used in investing activities              (1,402,127)       (8,906,574)       (8,055,569)
                                                --------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt                                   -         4,700,000        10,300,000
Payment of long-term debt                          (2,500,000)         (500,000)                 -
Distributions to partners                                    -      (11,190,300)      (14,920,400)
Debt issuance costs                                          -                 -         (216,674)
                                                --------------  ----------------  ----------------
Net cash used in financing activities              (2,500,000)       (6,990,300)       (4,837,074)
                                                --------------  ----------------  ----------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                          (956,540)          (81,536)         2,996,566
CASH AND CASH EQUIVALENTS, beginning of period       4,461,218         4,542,754         1,546,188
                                                --------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of period            $3,504,678        $4,461,218        $4,542,754
                                                ==============  ================  ================
CASH PAID FOR INTEREST                              $1,628,515        $5,283,549        $3,930,257
                                                ==============  ================  ================

*Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.


        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Cencom Cable Income Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed for the purpose of acquiring and operating existing cable television systems. CC I Holdings, Inc. (CC I Holdings) acquired the common stock of Cencom Properties, Inc. (Cencom Properties or the "General Partner") from Cencom Cable Associates, Inc. (presently doing business as Cencom Cable Entertainment, Inc. and referred to as "Cencom Cable Associates" herein) in September 1994. CC I Holdings is a wholly owned subsidiary of Charter Communications, Inc. (Charter). The partnership agreement (the "Partnership Agreement") provides for the dissolution of the Partnership on or before September 30, 1994. (See Note 2.)

Prior to March 28, 1996, the Partnership provided cable television service to approximately 44 franchises serving approximately 111,000 basic subscribers in Illinois and the southern and southeastern United States including military bases in Colorado, Georgia, Kansas, North Carolina and Texas.

Basis of Presentation

The accompanying statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1994 and 1995, and the period from January 1, 1996, through March 28, 1996, report the Partnership's financial position and results of operations using accounting principles applicable to an entity under the "going concern" basis of accounting prior to the adoption of the liquidation basis of accounting. The financial statements for the period subsequent to March 28, 1996, are reported on the liquidation basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of commercial paper, money market accounts and repurchase agreements with original maturities of 90 days or less. These investments are carried at cost, which approximates market value.

Revenue Recognition

Service revenues were recognized when the related services were provided.

Installation revenues were recognized to the extent of direct selling costs incurred. The remainder, if any, was deferred and amortized to income over the average estimated period that customers were expected to remain connected to the cable television system.

Franchise fees collected from cable subscribers and paid to local franchises were reported as revenues.

Depreciation and Amortization

The Partnership provided depreciation using the composite method on a straight-line basis over the estimated useful lives of the related property and equipment as follows:


                   Trunk and distribution systems    10 years
                   Subscriber installations          10 years
                   Converters                       3-5 years
                   Buildings and headends          9-20 years
                   Vehicles and equipment           4-8 years
                   Office equipment                5-10 years


Franchise costs were amortized using the straight-line method over the term of
the individual franchises.   Debt issuance costs were amortized over the term
of the debt.

During 1995, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, the Partnership periodically reviewed the carrying value of its long-lived assets, identifiable intangibles and franchise costs in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of such assets may not be recoverable. If a review indicated that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value would have been recorded as a reduction of the assets' cost as if a permanent impairment had occurred. No impairments occurred and accordingly, no adjustments to the financial statements of the Partnership were recorded relating to SFAS No. 121.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided for in the accompanying financial statements, except for the state of Illinois liability required of the Partnership.

Net Income Per Limited Partnership Unit

The net income per Limited Partnership unit was calculated based on 149,204 Limited Partnership units outstanding at the end of each period presented.

Reclassifications

Certain reclassifications are reflected in the statement of changes in net assets in liquidation, compared to such financial information previously reported in the quarterly reports filed on Form 10-Q for the periods ended March 31, 1996, June 30, 1996 and September 30, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ALLOCATIONS, DISTRIBUTIONS AND LIQUIDATION:

Allocations and Distributions

Prior to the sale of the cable television systems, profit and losses were generally allocated in proportion to the partners' capital contributions. The Partnership was required to distribute all cash available for distribution, as defined in the Partnership Agreement, within 60 days after the end of each calendar quarter. The Limited Partners were to receive 100% of all cash available for distribution until they received a cumulative 11% per annum preferred return on their adjusted capital contributions. If the Limited Partners would have received their 11% preferred return, the General Partner was to receive 11% per annum on its original capital contribution. Thereafter, the Limited Partners were to receive 99% and the General Partner was to receive 1% of all additional cash available for distribution. No additional quarterly distributions were made after July 1, 1995, the effective sale date of the cable television systems (other than the distribution with respect to the second quarter of 1995).

Liquidation

In accordance with the Partnership Agreement, the General Partners began a dissolution of the Partnership during 1994. Upon dissolution, the General Partner or other authorized liquidating agent is required to distribute all available proceeds as soon as practicable after their receipt by the Partnership.

Two independent appraisals were conducted during 1995, and bids to purchase the cable television systems of the Partnership were made by several entities affiliated with the General Partner. On March 28, 1996, the Partnership consummated the sale of all of its cable television systems to the affiliated entities. The sale was approved by a vote of a majority of the Limited Partners. The purchase price was $211.1 million less working capital adjustments through July 1, 1995, and liquidation costs paid by the Partnership through the date of closing, and increased for interest paid by the purchasing affiliates. Net proceeds from the sale of the cable television systems were approximately $211.3 million.

As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis effective March 29, 1996. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 1996, have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. Net assets in liquidation as of December 31, 1996, represent the estimated remaining distribution to be made to the Limited Partners and the General Partner.

On April 15, 1996, and December 15, 1996, the Partnership made pro rata distributions (in accordance with that set forth in the Partnership Agreement) of approximately $122.5 million and $7.6 million, respectively, to the Limited Partners and the General Partner. The amount remaining after these partial distributions of sale proceeds represents a holdback reserve, as provided for in the Partnership Agreement, from which the Partnership will pay any remaining obligations and contingencies. At December 31, 1996, such estimated amounts are reported as Accrued costs of liquidation in the accompanying Statement of net assets in liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the partners, net of required income tax withholdings. Proceeds ultimately received upon liquidation could differ from the amounts recorded in the accompanying financial statements.

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment was stated at cost and consisted of the following at December 31, 1995:


Trunk and distribution systems               $50,543,603
Subscriber installations                      23,434,089
Converters                                    18,743,920
Land, buildings and headends                   8,539,954
Vehicles and equipment                         4,061,417
Office equipment                               2,836,477
                                      ------------------
                                             108,159,460
Less-  Accumulated depreciation             (67,570,507)
                                      ------------------
                                             $40,588,953
                                      ==================

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at December 31, 1995:


Accounts payable                 $251,897
Programming expenses              955,633
Franchise fees                    570,528
Professional fees                 720,352
Capital expenditures              400,710
Other                           1,774,356
                           --------------
                               $4,673,476
                           ==============

Accrued costs of liquidation at December 31, 1996, is primarily comprised of an $800,000 payable to the state of Illinois for income taxes, as well as other miscellaneous costs anticipated to complete the liquidation of the Partnership.

5. LONG-TERM DEBT:

The Partnership maintained a loan agreement with a bank for borrowings up to $80,000,000 (the "Debt Agreement"), secured by all the Partnership's assets. The maturity date of the loan agreement was June 30, 1996. Loans under the Debt Agreement bear interest at a rate based upon a certain spread plus a base rate, with the base rate being, at the Partnership's election, the Toronto Dominion's (the agent bank) prime rate of interest, Eurodollar or certificates of deposit rate. The applicable spreads are based on the ratio of debt to annualized operating cash flow. The weighted average interest rates and borrowings for the period from January 1, 1996, through March 28, 1996, and for the years ended December 31, 1995 and 1994, were 7.1%, 7.3% and 5.7% and approximately $74,871,000, $73,993,000 and $66,358,000, respectively. On March
28, 1996, in connection with the Partnership's sale of its cable television systems (as discussed in Note 2), the Partnership repaid all of its outstanding borrowings.

6. LITIGATION:

In November 1995, a class action lawsuit (the "Action") was filed on behalf of the Limited Partners which sought, among other things, to permanently enjoin the sale of the Partnership's systems to certain affiliates (the "Sale Transaction"). On February 15, 1996, all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Sale Transaction) were dismissed; the plaintiff's claims for money damages which might result from the sale by the Partnership of its assets (including the Sale Transaction) remain pending. Each of the defendants to such action believes the Action, which remains pending, to be without merit and is contesting the Action vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The General Partner believes that portions of the Amended Complaint are legally inadequate and filed a dispositive motion as to all remaining claims with the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership or the General Partner, in connection with the Action.

As of December 31, 1996, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through December 31, 1996, incurred in connection with the Action. The receivable of $428,000 represents all litigation costs less the deductible of $100,000.

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position and results of operations.

7. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates assigned management services under contract with the Partnership to the General Partner. The management service contract provided for the payment of fees equal to 5% of the Partnership's gross annual operating revenues. Expenses recognized by the Partnership under this contract were $594,268, $2,261,775 and $2,099,133 during the period from January 1, 1996, through March 28, 1996, and for the years ended December 31, 1995 and 1994, respectively. Prior to approval of the Sale Transaction, management fees were paid after cumulative quarterly cash distributions to Limited Partners equaled certain preferred distributions as specified in the Partnership Agreement (see Note 2). Management fees payable of $584,629 were included in Payables to General Partner and affiliate at December 31, 1995. In addition to the management fees, the Partnership reimbursed the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

During the period from January 1, 1996, through March 28, 1996, in connection with the sale of the cable television systems (see Note 2) the General Partner paid the Partnership $753,556 related to the Partnership's noninterest-bearing promissory note receivable, which represented one half of the General Partner's original capital contribution.

The Partnership and all entities affiliated with Charter collectively utilized a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership was allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. Management considered this allocation to be reasonable for the operations of the Partnership. During the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995, the Partnership expensed approximately $120,000 and $474,000, respectively, relating to insurance allocations.

Affiliated entities maintain several regional offices. The regional offices performed certain operational services on behalf of the Partnership and other affiliated entities. The cost of these services was allocated to the Partnership based on its number of subscribers. Management considered this allocation to be reasonable for the operations of the Partnership. During the period from January 1, 1996, through March 28, 1996, and for the years ended December 31, 1995 and 1994, the Partnership expensed approximately $149,000, $370,000 and $263,000, respectively, relating to this allocation.

8. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leased certain facilities and equipment under noncancelable operating leases. Rent expense incurred under leases during the period from January 1, 1996, through March 28, 1996, and for the years ended December 31, 1995 and 1994, was approximately $41,000, $145,000 and $139,000, respectively.
There are no future minimum lease payments.

The Partnership rented utility poles in its operations. Generally, pole rental agreements were short term. Rent expense incurred for pole attachments during the period from January 1, 1996, through March 28, 1996, and for the years ended December 31, 1995 and 1994, was approximately $132,000, $503,000 and $482,000, respectively.

9. 401(k) PLAN:

In 1994, the Partnership adopted the Charter Communications, Inc. 401(k) Plan (the "Plan") for the benefit of its employees. All employees who have completed one year of employment are eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributed an amount equal to 50% of the first 5% contributed by each employee. During the period from January 1, 1996, through March 28, 1996, and for the years ended December 31, 1995 and 1994, the Partnership contributed approximately $65,000, $61,000 and $82,400, respectively.

10. NET INCOME FOR INCOME TAX PURPOSES:

The following summarizes the differences between the Partnership's net income for financial reporting and federal income tax purposes:


                                                                            Year Ended
                                                         -------------------------------------------------------
                                                          1996                 1995                 1994
                                                   -------------------  -------------------  -------------------

Net income for financial reporting purposes:
"Going concern" basis of accounting (see
Notes 1 and 2)                                              $1,057,294           $3,453,270           $3,811,203
Gain on sale of net assets                                 162,659,505                    -                    -
Interest paid by purchasing affiliates                       5,202,207                    -                    -
Liquidation basis of accounting (see Notes
1 and 2)                                                     (634,277)                    -                    -
                                                   -------------------  -------------------  -------------------
                                                           168,284,729            3,453,270            3,811,203
Depreciation differences between financial
reporting and tax reporting                                  (609,806)            1,804,940            (301,487)
Difference in gain on sale of net assets
recorded for financial reporting and tax
reporting                                                 (17,091,185)                    -                    -
Amortization differences between financial
reporting and tax reporting                                          -               57,969               80,844
Differences in expenses recorded for
financial reporting and tax reporting                        (971,261)              844,798               85,052
Differences in revenue reported for
financial reporting and tax reporting                        (175,301)              187,957                    -
Other                                                            1,928               31,946                7,768
                                                   -------------------  -------------------  -------------------
Net income for federal income tax purposes                $149,439,104           $6,380,880           $3,683,380
                                                   ===================  ===================  ===================
Net income per Limited Partnership unit for
federal income tax purposes                                    $991.57               $42.77               $24.69
                                                   ===================  ===================  ===================

The following summarizes the significant cumulative temporary differences between the Partnership's financial reporting basis and federal income tax reporting basis as of December 31:


                                                 1996              1995
                                             --------------  ----------------
Assets:
Accounts receivable                           $           -           $95,346
Franchise costs                                           -        37,384,139
Accrued expenses                                  1,453,388         2,520,653
Deferred revenue                                          -           187,957
                                             --------------  ----------------
                                                 $1,453,388       $40,188,095
                                             ==============  ================
Liabilities-  Property, plant and equipment   $           -     $(19,682,850)
                                             ==============  ================

                       CENCOM CABLE INCOME PARTNERS, L.P.

                                 EXHIBIT INDEX



Exhibit
Number                          Description                              Page
-------                    --------------------                          ----
   3     Amended and Restated Agreement of Limited Partnership,           N/A
         filed as Exhibit 3(c) to the Registrant's Registration
         Statement on Form S-1 (Registration No. 33-7843), incorporated herein by this reference.


 10(f)   Management Agreement, dated as of December 7, 1986,              N/A
         between the Registrant and the General Partner, filed as Exhibit 10(f) to the Registrant's Form 10-K for the year ended December 31, 1988, incorporated by this reference.

 10(i)   Loan Agreement dated October 15, 1990, between the               N/A
         Registrant and The Toronto-Dominion Bank, filed as Exhibit 10(j) to the Registrant's Form 10-K for the year ended December 31, 1990, incorporated herein by this reference (the "1990 Loan Agreement"). *

 10(k)   First Amendment dated May 10, 1993, to the 1990 Loan             N/A
         Agreement, filed as Exhibit 10(k) to the Registrant's
         Form 10-K for the year ended December 31, 1993, incorporated herein by reference. *

 10(o)   Second Amendment, dated June 30, 1994, to the 1990 Loan          N/A
         Agreement, filed as Exhibit 10(o) to the Registrant's
         Form 10-K for the year ended December 31, 1994, incorporated herein by this reference. *



                                     - E-1-

Exhibit
Number                       Description                                 Page
-------  ---------------------------------------------------             ----
 10(p)   Third Amendment, dated July 15, 1994, to the 1990                N/A
         Loan Agreement, filed as Exhibit 10(p) to the
         Registrant's Form 10-K for the year ended December
         31, 1994, incorporated herein by this reference.
         *
 10(q)   Assignment of shares of common stock of the                      N/A
         General Partner, dated July 15, 1994, filed as
         Exhibit 10(q) to the Registrant's Form 10-K for
         the year ended December 31, 1994, incorporated
         herein by this reference.
 10(r)   Assignment of the Management Agreement, dated July               N/A
         15, 1994, between the General Partner and Cencom
         Cable Associates, Inc., filed as Exhibit 10(r) to
         the Registrant's Form 10-K for the year ended
         December 31, 1994, incorporated herein by this
         reference.
 10(s)   Transfer of Limited Partnership Interest, dated                  N/A
         January 18, 1995, filed as Exhibit 10(s) to the
         Registrant's Form 10-K for the year ended December
         31, 1994, incorporated herein by this reference.
 10(t)   Fourth Amendment, dated September 29, 1995, to the               N/A
         1990 Loan Agreement, filed as Exhibit 10(t) to the
         Registrant's Form 10-K for the year ended December
         31, 1995, incorporated herein by this reference.
         *
 10(u)   Asset Purchase Agreement among Registrant, Charter               N/A
         Communications Properties, Inc., Charter
         Communications II, L.P. and Charter Communications
         Entertainment I, L.P., dated as of July 1, 1995,
         filed as Exhibit  10(u) to the Registrant's Form
         10-K for the year ended December 31, 1995,
         incorporated herein by this reference.
  12     Ratio of Earnings to Fixed Changes, filed herewith.              E-3

*  The 1990 Loan Agreement was repaid in full on March 29, 1996





                                     - E-2-