Form 10-Q
period 1997-03-31
CENCOM CABLE INCOME PARTNERS LP
filed 1997-05-15
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------


                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For  the quarterly period ended March 31, 1997


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from                  to
                                 ----------------    --------------------------

Commission File Number 0-14093
                      ---------

                       CENCOM CABLE INCOME PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



             Delaware                                    43-1415278
   -------------------------------                       -------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   -------------------------------                       ----------
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                       CENCOM CABLE INCOME PARTNERS, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX



                                                                                                                    Page
                                                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  a.          Statement of Assets and Liabilities in Liquidation - as of March 31, 1997 and            3
                              December 31, 1996
                  b.          Statement of Changes in Assets and Liabilities in Liquidation - for the three months     4
                              ended March 31, 1997 and for the period from March 29, 1996 to March 31, 1996

                  c.          Statement of Operations - For the Period From January 1, 1996
                              through March 28, 1996                                                                   5
                  d.          Statement of Cash flows - For the Period From January 1, 1996 through
                              March 28, 1996                                                                           6
                  e.          Notes to Financial Statements                                                            7

          Item 2.Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                        9

Part II.  Other Information


          Item 1. Legal Proceedings - None                                                                             -

          Item 2. Change in Securities - None                                                                          -

          Item 3. Defaults upon Senior Securities - None                                                               -

          Item 4. Submission of Matters to a Vote of Security Holders -  None                                          -

          Item 5. Other Information - None                                                                             -

          Item 6. Exhibits and Reports on Form 8-K - None                                                              -

          Signature Page                                                                                               10

                       CENCOM CABLE INCOME PARTNERS, L.P.


               STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION

                                  (Unaudited)

                                                                                     March 31,               December 31,
                                                                                       1997                     1996
                                                                                       ----                     ----
ASSETS, at estimated realizable values:
        Cash and cash equivalents                                                  $ 7,108,149              $  7,049,771
        Insurance receivable                                                           428,000                   428,000
                                                                                   -----------              ------------
             Total Assets                                                            7,536,149                 7,477,771
                                                                                   -----------              ------------

LIABILITIES, at estimated settlement amounts:

         Accrued costs of liquidation                                                1,499,446                 1,453,388

         Income taxes withheld on behalf of Limited Partners                         1,140,664                 1,140,664
                                                                                   -----------              ------------

             Total liabilities                                                       2,640,110                 2,594,052
                                                                                   -----------              ------------


NET ASSETS IN LIQUIDATION                                                          $ 4,896,039              $  4,883,719
                                                                                   ===========              ============





         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.
         STATEMENT OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                  (Unaudited)

                                                                     For the Three     For the Period from
                                                                      Months Ended       March 29, 1996
                                                                     March 31, 1997     to March 31, 1996
                                                                   ------------------  -------------------
NET PROCEEDS FROM PURCHASING AFFILIATES                                $          ---         $211,321,760

        Less - proceeds representing interest to partners                         ---           (5,202,207)
ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING
 AFFILIATES AS OF THE CLOSING DATE:

        Cash and cash equivalents                                                 ---           (3,504,678)
        Accounts receivable, net                                                  ---             (795,144)
        Prepaid expenses and other                                                ---             (161,771)
        Note receivable from General Partner                                      ---             (753,556)
        Property and equipment, net                                               ---          (39,506,499)
        Franchise costs, net                                                      ---           (2,983,401)
        Accounts payable and accrued expenses                                     ---            3,052,296
        Payables to General Partner and affiliate                                 ---              727,882
        Subscriber deposits and prepayments                                       ---              281,779
        Deferred revenue                                                          ---              183,044
                                                                       --------------         ------------
                Net assets sold                                                   ---          (43,460,048)
                                                                       --------------         ------------
        Gain on Sale of Assets                                                    ---          162,659,505
                                                                       --------------         ------------
        Interest paid by the Purchasing Affiliates                                ---            5,202,207
                                                                       --------------         ------------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

        Interest income generated from investments                            112,320                  ---
        Decrease in long-term debt                                                ---           74,000,000
        Receivables from Purchasing Affiliates                                    ---             (231,336)
        Cash and cash equivalents held on behalf of Purchasing
         Affiliates                                                               ---            2,998,420
        Increase in accrued costs of liquidation                             (100,000)            (346,494)
        Payable to Purchasing Affiliates                                          ---           (2,767,084)
                                                                       --------------         ------------
                                                                               12,320           73,653,506
                                                                       --------------         ------------
REPAYMENT OF LONG-TERM DEBT                                                       ---          (74,000,000)
                                                                       --------------         ------------
                Net change in assets and liabilities                           12,320          167,515,218
PARTNERS' CAPITAL (DEFICIT):
        General Partner                                                           ---              905,039
        Limited Partner                                                           ---          (32,002,952)
NET ASSETS IN LIQUIDATION, beginning of period                              4,883,719                  ---
                                                                       --------------         ------------
NET ASSETS IN LIQUIDATION, end of period                               $    4,896,039         $136,417,305
                                                                       ==============         ============

         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                              For the Period from
                                                           January 1, 1996 through
                                                               March 28, 1996*
                                                           -----------------------
SERVICE REVENUES                                               $  11,878,555
                                                               -------------
OPERATING EXPENSES:
        Operating, general and
          administrative                                           6,004,464
        Liquidation costs                                            157,147
        Depreciation and amortization                              2,816,999
        Management Fees - Related Party                              594,268
                                                               -------------
                                                                   9,572,878
                                                               -------------
                Income from operations                             2,305,677
                                                               -------------
INTEREST INCOME (EXPENSE):
        Interest income                                               42,351
        Interest expense                                          (1,290,734)
                                                               -------------
                                                                  (1,248,383)
                                                               -------------
                Net income                                     $   1,057,294
                                                               =============
NET INCOME PER LIMITED PARTNERSHIP UNIT                        $        7.09
                                                               =============
AVERAGE NUMBER OF LIMITED PARTNERSHIP
        UNITS OUTSTANDING                                            149,204
                                                               =============

* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.







        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                                For the Period from
                                                                                   January 1, 1996
                                                                                  through March 28,
                                                                                       1996*
                                                                                -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                         $ 1,057,294
                                                                                    -----------
 Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization                                                 2,816,999
        Changes in assets and liabilities-
         Accounts receivable, net                                                       122,963
         Prepaid expenses and other                                                      26,143
         Accounts payable and accrued expenses                                       (1,063,219)
         Payable to General Partner and affiliate                                         9,375
         Subscriber deposits and prepayments                                            (19,055)
         Deferred revenue                                                                (4,913)
                                                                                    -----------
                Net cash provided by operating activities                             2,945,587
                                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net                                            (1,402,127)
 Other                                                                                       --
                                                                                    -----------
Net cash used in investing activities                                                (1,402,127)
                                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Limited Partners' distributions                                                             --
 Repayments on long-term debt                                                        (2,500,000)
                                                                                    -----------
                Net cash used in financing activities                                (2,500,000)
                                                                                    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (956,540)
CASH AND CASH EQUIVALENTS, beginning of period                                        4,461,218
                                                                                    -----------
CASH AND CASH EQUIVALENTS, end of period                                            $ 3,504,678
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

                       CENCOM CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cencom Cable Income Partners, L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems. As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of March 31, 1997, and December 31, 1996 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts.

The unaudited statement of operations and cash flows for the period from January 1, 1996, through March 28, 1996, report the Partnership's financial position and results of operations using accounting principles applicable to an entity under the "going concern" basis of accounting prior to the adoption of the liquidation basis of accounting.


2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.


3.  RECLASSIFICATIONS

Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the March 31, 1997 presentation.

4.  LITIGATION:

Certain Limited Partners have instituted litigation in the Chancery Court of New Castle County, Delaware, which has been consolidated under the name and style, In re: Cencom Cable Income Partners, L.P. Litigation Civil Action No. 14634 (the "Action"). This class action litigation was purportedly filed by the plaintiff on his own behalf and on behalf of the Limited Partners. The Action names as defendants the General Partner, Purchasing Affiliates identified in the Disclosure Statement distributed to Limited Partners in connection with the solicitation of consents to the Sale Transaction (the "Disclosure Statement"), Charter Communications, Inc. and certain individuals, including the directors and executive officers of the General Partner.

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

As of March 31, 1997, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through March 31, 1997, incurred in connection with the Action. The receivable of $428,000 represents all litigation costs less the deductible of $100,000.

                       CENCOM CABLE INCOME PARTNERS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant had no results of operations for the period subsequent to March 28, 1996, as a result of the sale of all of its cable television systems. Operating results for the period ended March 28, 1996, are included herein; however, no discussion of the operating results for this period is provided as such analysis was previously provided in the Form 10-K dated December 31, 1996.

Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at March 31, 1997 were approximately $4.9 million, consisting of cash and cash equivalents of approximately $7.1 million and an insurance receivable of $428,000, offset by accrued liquidation costs of approximately $1.5 million and an income tax liability of $1.1 million. The net change in assets and liabilities during the quarter ended March 31, 1997 was approximately $12,000, which is primarily the result of the increase in the cash and cash equivalents balance due to interest income earned by the Partnership. The increase in the cash and cash equivalent balance was partially offset by an increase in the accrued costs of liquidation for legal and accounting services and for investor relations costs.


Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon obtaining final resolution of all liquidation issues, including all pending litigation and insurance receivable matters. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in March 31, 1997 financial statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                        FOR QUARTER ENDED MARCH 31, 1997


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENCOM CABLE INCOME PARTNERS, L.P.


                                By:  Cencom Properties, Inc.
                                     its General Partner


                                ------------------------------------
                                     Jerald L. Kent
                                     Executive Vice President and
                                     Chief Financial Officer



By:  /s/Jerald L. Kent               May 13, 1997
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  /s/Ralph G. Kelly               May 13, 1997
     ----------------------------
     Ralph G. Kelly
     Treasurer