Form 10-Q
period 1997-06-30
CENCOM CABLE INCOME PARTNERS LP
filed 1997-08-14
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              ____________________


                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    -------------------
Commission File Number 0-14093
                       -------

                       CENCOM CABLE INCOME PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                     43-1415278
    ------------------------------                        -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                    63131
   ----------------------------------------               -------------------
   (Address of Principal Executive Offices)               (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

                       CENCOM CABLE INCOME PARTNERS, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX

                                                                                                    Page
Part I.  Financial Information

Item 1.  Financial Statements
           a. Statements of Assets and Liabilities in Liquidation - as of June 30, 1997 and
              December 31, 1996                                                                       3
           b. Statements of Changes in Assets and Liabilities in Liquidation - For
              the three months ended June 30, 1997 and 1996                                           4
           c. Statements of Changes in Assets and Liabilities in Liquidation - For
              the six months ended June 30, 1997 and for the period from March 29, 1996
              to March 31, 1996                                                                       5
           d. Statement of Operations - For the Period From January 1, 1996 through
              March 28, 1996                                                                          6
           e. Statement of Cash Flows - For the Period From January 1, 1996 through
              March 28, 1996                                                                          7
           f. Notes to Financial Statements                                                           8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                     10

Part II. Other Information

Item 1.    Legal Proceedings                                                                         11

Item 2.    Change in Securities                                                                      11

Item 3.    Defaults upon Senior Securities                                                           11

Item 4.    Submission of Matters to a Vote of Security Holders                                       11

Item 5.    Other Information                                                                         11

Item 6.    Exhibits and Reports on Form 8-K                                                          11

           Signature Page                                                                            12

                       CENCOM CABLE INCOME PARTNERS, L.P.


              STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION

                                  (Unaudited)

                                                                   June 30,           December 31,
                                                                     1997                 1996
                                                                   ----------           -----------
ASSETS, at estimated realizable values:

    Cash and cash equivalents                                      $5,324,661           $7,049,771
    Insurance receivable, net                                         504,500              428,000
                                                                   ----------           ----------
        Total assets                                                5,829,161            7,477,771
                                                                   ----------           ----------

LIABILITIES, at estimated settlement amounts:

    Accrued costs of liquidation                                      790,391            1,453,388

    Income taxes withheld on behalf of Limited Partners                   ---            1,140,664
                                                                   ----------           ----------
        Total liabilities                                             790,391            2,594,052
                                                                   ----------           ----------

NET ASSETS IN LIQUIDATION                                          $5,038,770           $4,883,719
                                                                   ==========           ==========




        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                  (Unaudited)




                                                                           For the Three Months Ended June 30,
                                                                         ----------------------------------------
                                                                                1997                   1996
                                                                             -------------          -----------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
  Interest income generated from investments                             $       77,781        $     648,509
  Distribution to General Partner                                                   ---           (2,350,894)
  Cash and cash equivalents held on behalf of Purchasing Affiliates                 ---           (2,338,848)
  Increase in accrued costs of liquidation                                      (11,550)            (200,000)
  Payable to Purchasing Affiliates                                                  ---            2,338,848
  Cash distribution to Limited Partners                                             ---         (120,142,045)
  Increase in insurance receivable, net                                          76,500                  ---
                                                                         --------------        -------------
        Net change in assets and liabilities                                    142,731         (122,044,430)


NET ASSETS IN LIQUIDATION, beginning of period                                4,896,039          136,417,305
                                                                         --------------        -------------
NET ASSETS IN LIQUIDATION, end of period                                 $    5,038,770        $  14,372,875
                                                                         ==============        =============


        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.
         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                  (Unaudited)

                                                                           For the Six         For the Period from
                                                                           Months Ended          March 29, 1996
                                                                           June 30, 1997        to June 30, 1996
                                                                       ----------------------  -------------------
NET PROCEEDS FROM PURCHASING AFFILIATES                                         $        --        $ 211,321,760
 Less - proceeds representing interest to partners                                       --           (5,202,207)
ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING
  AFFILIATES AS OF THE CLOSING DATE:
  Cash and cash equivalents                                                              --           (3,504,678)
  Accounts receivable, net                                                               --             (795,144)
  Prepaid expenses and other                                                             --             (161,771)
  Note receivable from General Partner                                                   --             (753,556)
  Property and equipment, net                                                            --          (39,506,499)
  Franchise costs, net                                                                   --           (2,983,401)
  Accounts payable and accrued expenses                                                  --            3,052,296
  Payables to General Partner and affiliate                                              --              727,882
  Subscriber deposits and prepayments                                                    --              281,779
  Deferred revenue                                                                       --              183,044
                                                                                -----------        -------------
    Net assets sold                                                                      --          (43,460,048)
                                                                                -----------        -------------
  Gain on sale of assets                                                                 --          162,659,505
                                                                                -----------        -------------
  Interest paid by Purchasing Affiliates                                                 --            5,202,207
                                                                                -----------        -------------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
  Interest income generated from investments                                        190,101              648,509
  Distribution to General Partner                                                        --           (2,350,894)
  Decrease in long-term debt                                                             --           74,000,000
  Receivables from Purchasing Affiliates                                                 --             (231,336)
  Cash and cash equivalents held on behalf of Purchasing Affiliates                      --              659,572
  Increase in accrued costs of liquidation                                         (111,550)            (546,494)
  Payable to Purchasing Affiliates                                                       --             (428,236)
  Cash distribution to Limited Partners                                                  --         (120,142,045)
  Increase in insurance receivable, net                                              76,500                   --
                                                                                -----------        -------------
                                                                                    155,051          (48,390,924)
                                                                                -----------        -------------
REPAYMENT OF LONG-TERM DEBT                                                              --          (74,000,000)
                                                                                -----------        -------------
    Net change in assets and liabilities                                            155,051           45,470,788

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                                        --              905,039
  Limited Partner                                                                        --          (32,002,952)

NET ASSETS IN LIQUIDATION, beginning of period                                    4,883,719                   --
                                                                                -----------        -------------
NET ASSETS IN LIQUIDATION, end of period                                        $ 5,038,770        $  14,372,875
                                                                                ===========        =============

        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                           For the Period from
                                                            January 1, 1996
                                                         through March 28, 1996*
                                                      -----------------------------
SERVICE REVENUES                                              $     11,878,555
                                                              ----------------
OPERATING EXPENSES:
  Operating, general and administrative                              6,004,464
  Depreciation and amortization                                      2,816,999
  Management fees - related party                                      594,268
  Liquidation costs                                                    157,147
                                                              ----------------
                                                                     9,572,878
                                                              ----------------
        Income from operations                                       2,305,677
                                                              ----------------
INTEREST INCOME (EXPENSE):
  Interest income                                                       42,351
  Interest expense                                                  (1,290,734)
                                                              ----------------
                                                                    (1,248,383)
                                                              ----------------
        Net income                                            $      1,057,294
                                                              ================
NET INCOME PER LIMITED PARTNERSHIP UNIT                       $           7.09
                                                              ================
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                          149,204
                                                              ================

* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.







         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                      For the Period from
                                                      January 1, 1996 through
                                                      March 28, 1996*
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $    1,057,294
                                                                 --------------
  Adjustments to reconcile net income to net cash
    provided by operating activities-
  Depreciation and amortization                                       2,816,999
  Changes in assets and liabilities-
  Accounts receivable, net                                              122,963
  Prepaid expenses and other                                             26,143
  Accounts payable and accrued expenses                              (1,063,219)
  Payable to General Partner and affiliate                                9,375
  Subscriber deposits and prepayments                                   (19,055)
  Deferred revenue                                                       (4,913)
                                                                 --------------
        Net cash provided by operating activities                     2,945,587
                                                                 --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment, net                           (1,402,127)
                                                                 ---------------
        Net cash used in investing activities                        (1,402,127)
                                                                 --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                                       (2,500,000)
                                                                 --------------
        Net cash used in financing activities                        (2,500,000)
                                                                 --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (956,540)
CASH AND CASH EQUIVALENTS, beginning of period                        4,461,218
                                                                 --------------
CASH AND CASH EQUIVALENTS, end of period                         $    3,504,678
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

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems. As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of June 30, 1997, and December 31, 1996 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts.

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


2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.


3.  RECLASSIFICATIONS

Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the June 30, 1997 presentation.

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

In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). In connection with the filing of the Amended Complaint, the defendants informed the court that portions of the Amended Complaint were legally inadequate. The defendants filed an Answer to the Amended Complaint in December 1996. In January 1997, the defendants filed a Motion for Summary Judgment to dismiss all remaining claims as to all parties in the Action, and on July 15, 1997, oral arguments were heard on this motion. Based upon, among other things, the advice of counsel, the General Partner believes that portions of the Amended Complaint are legally inadequate and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages in connection with the Action.

As of June 30, 1997, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through June 30, 1997, incurred in connection with the Action. The receivable of $504,500 represents all litigation costs less the deductible of $100,000.

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

Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at June 30, 1997 were approximately $5.0 million, consisting of cash and cash equivalents of approximately $5.3 million and an insurance receivable of $0.5 million, offset by accrued liquidation costs of approximately $0.8 million. The net change in assets and liabilities during the six months ended June 30, 1997 was approximately $155,000, which is primarily the result of the increase in the cash and cash equivalents balance due to interest income earned by the Partnership. The increase in the cash and cash equivalent balance was partially offset by an increase in the accrued costs of liquidation for legal and accounting services and for investor relations costs. In addition, the Partnership increased the balance of its net receivable from an insurance company by approximately $77,000 as a result of additional litigation costs paid by the Partnership.


Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon obtaining final resolution of all liquidation issues, including all pending litigation and insurance receivable matters. Based upon Net Assets in Liquidation of approximately $5.0 million as of June 30, 1997, estimated proceeds to be distributed to the General Partner are approximately $100,000. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in the June 30, 1997 financial statements.

At June 30, 1997, cash and cash equivalents consisted primarily of investments in a money market account and commercial paper with original maturities of 90 days or less. These investments are carried at cost, which approximates market value.

     Part II.  Other Information

     Item 1.   Legal Proceedings - None

     Item 2.   Change in Securities - None

     Item 3.   Defaults upon Senior Securities - None

     Item 4.   Submission of Matters to a Vote of  Security Holders - None

     Item 5.   Other Information - None

     Item 6.   Exhibits and Reports on Form 8-K

               Exhibits

               Exhibit 27 Financial Data Schedule

                       CENCOM CABLE INCOME PARTNERS, L.P.


                        FOR QUARTER ENDED JUNE 30, 1997


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

                                     CENCOM CABLE INCOME PARTNERS, L.P.


                                     By:  Cencom Properties, Inc.
                                          its General Partner



                                          /s/ Jerald L. Kent
                                          ------------------------------
                                          Jerald L. Kent
                                          Executive Vice President and
                                          Chief Financial Officer

By:  /s/Jerald L. Kent                    August 13, 1997
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  /s/Ralph G. Kelly                    August 13, 1997
     ----------------------------
     Ralph G. Kelly
     Treasurer

                       CENCOM CABLE INCOME PARTNERS, L.P.


                        FOR QUARTER ENDED JUNE 30, 1997


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

                                       CENCOM CABLE INCOME PARTNERS, L.P.


                                       By:  Cencom Properties, Inc.
                                            its General Partner



                                         _________________________________
                                            Jerald L. Kent
                                            Executive Vice President and
                                            Chief Financial Officer


By:  _______________________________        August 13, 1997
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  _______________________________        August 13, 1997
     Ralph G. Kelly
     Treasurer