Form 10-Q
period 1997-09-30
CENCOM CABLE INCOME PARTNERS LP
filed 1997-11-13
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------


                                   FORM 10-Q


      (Mark one)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                       CENCOM CABLE INCOME PARTNERS, L.P.


              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX
                                     -----

                                                                                                                            Page
                                                                                                                            ----
Part I.  Financial Information
         ---------------------

Item 1.       Financial Statements

                a. Statements of Assets and Liabilities in Liquidation - As of September 30, 1997 and
                   December 31, 1996                                                                                          3
                b. Statements of Changes in Assets and Liabilities in Liquidation - For the three months
                   ended September 30, 1997 and 1996                                                                          4
                c. Statements of Changes in Assets and Liabilities in Liquidation - For the nine months ended September 30, 1997 and for the period from March 29, 1996 to September 30,
                   1996                                                                                                       5
                d. Statement of Operations - For the Period From January 1, 1996 through
                   March 28, 1996                                                                                             6
                e. Statement of Cash Flows - For the Period From January 1, 1996 through
                   March 28, 1996                                                                                             7
                f. Notes to Financial Statements                                                                              8

Item 2.        Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                        10

Part II.  Other Information
          -----------------


Item 1.        Legal Proceedings - None                                                                                       -

Item 2.        Change in Securities - None                                                                                    -

Item 3.        Defaults upon Senior Securities - None                                                                         -

Item 4.        Submission of Matters to a Vote of Security Holders - None                                                     -

Item 5.        Other Information - None                                                                                       -

Item 6.        Exhibits and Reports on Form 8-K                                                                              11

               Signature Page                                                                                                12

                       CENCOM CABLE INCOME PARTNERS, L.P.


              STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION

                                                                 September 30,         December 31, 1997
                                                                     1997                    1996
                                                                     ----                    ----
                                                                 (Unaudited)
ASSETS, at estimated realizable values:
        Cash and cash equivalents                               $5,347,094                $7,049,771
        Insurance receivable, net                                  536,287                   428,000
                                                                ----------                ----------
                Total assets                                     5,883,381                 7,477,771
                                                                ----------                ----------


LIABILITIES, at estimated settlement amounts:

        Accrued costs of liquidation                               847,059                 1,453,388
        Income taxes withheld on behalf of Limited Partners             --                 1,140,664
                                                                ----------                ----------

                Total liabilities                                  847,059                 2,594,052


NET ASSETS IN LIQUIDATION                                       $5,036,322                $4,883,719
                                                                ==========                ==========




        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                  (Unaudited)




                                                 For the Three Months Ended September 30,
                                                 ----------------------------------------
                                                         1997                1996
                                                         ----                ----
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
  Interest income generated from investments         $   75,437           $   317,928
  Increase in accrued costs of liquidation             (109,672)           (1,000,000)
  Increase in insurance receivable, net                  31,787                    --
                                                     ----------           -----------
      Net change in assets and liabilities               (2,448)             (682,072)

NET ASSETS IN LIQUIDATION, beginning of period        5,038,770            14,372,875
                                                     ----------           -----------
NET ASSETS IN LIQUIDATION, end of period             $5,036,322           $13,690,803
                                                     ==========           ===========

        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                  (Unaudited)

                                                                   For the Nine          For the Period from
                                                                   Months Ended           March 29, 1996 to
                                                                 September 30, 1997      September 30, 1996
                                                                 ------------------      ------------------
NET PROCEEDS FROM PURCHASING AFFILIATES                                  $      ---       $ 211,321,760
         Less - proceeds representing interest to partners                      ---          (5,202,207)
ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING
 AFFILIATES AS OF THE CLOSING DATE:
    Cash and cash equivalents                                                   ---          (3,504,678)
    Accounts receivable, net                                                    ---            (795,144)
    Prepaid expenses and other                                                  ---            (161,771)
    Note receivable from General Partner                                        ---            (753,556)
    Property and equipment, net                                                 ---         (39,506,499)
    Franchise costs, net                                                        ---          (2,983,401)
    Accounts payable and accrued expenses                                       ---           3,052,296
    Payables to General Partner and affiliate                                   ---             727,882
    Subscriber deposits and prepayments                                         ---             281,779
    Deferred revenue                                                            ---             183,044

     Net assets sold                                                            ---         (43,460,048)
                                                                         ----------       -------------
    Gain on sale of assets                                                      ---         162,659,505
                                                                         ----------       -------------
    Interest paid by Purchasing Affiliates                                      ---           5,202,207
                                                                         ----------       -------------

CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
    Interest income generated from investments                              256,538             966,437
    Distribution to General Partner                                             ---          (2,350,894)
    Decrease in long-term debt                                                  ---          74,000,000
    Increase in accrued costs of liquidation                                221,222)         (1,546,494)
    Cash distribution to Limited Partners                                       ---        (120,142,045)
    Increase in insurance receivable, net                                   108,287                 ---
                                                                         ----------       -------------
                                                                            152,603         (49,072,996)
                                                                         ----------       -------------
REPAYMENT OF LONG-TERM DEBT                                                                 (74,000,000)
                                                                         ----------       -------------
     Net change in assets and liabilities                                   152,603          44,788,716

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                                             ---             905,039
    Limited Partners                                                            ---         (32,002,952)

NET ASSETS IN LIQUIDATION, beginning of period                            4,883,719         (31,097,913)
                                                                         ----------       -------------
NET ASSETS IN LIQUIDATION, end of period                                 $5,036,322       $  13,690,803
                                                                         ==========       =============

        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                             For the Period from
                                           January 1, 1996 through
                                                March 28, 1996*
                                           -----------------------
SERVICE REVENUES                                 $ 11,878,555
                                                 ------------
OPERATING EXPENSES:
   Operating, general and administrative            6,004,464
   Depreciation and amortization                    2,816,999
   Management fees - related party                    594,268
   Liquidation costs                                  157,147
                                                 ------------
                                                    9,572,878
                                                 ------------
        Income from operations                      2,305,677
                                                 ------------
INTEREST INCOME (EXPENSE):
   Interest income                                     42,351
   Interest expense                               (1,290,734)
                                                 ------------
                                                  (1,248,383)
                                                 ------------
        Net income                               $  1,057,294
                                                 ============
NET INCOME PER LIMITED PARTNERSHIP UNIT          $       7.09
                                                 ============
AVERAGE NUMBER OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING                                  149,204
                                                 ============

* Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.




         The accompanying notes are an integral part of this statement.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                    For the Period from
                                                      January 1, 1996
                                                     through March 28,
                                                           1996*
                                                    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  1,057,294
                                                        ------------
   Adjustments to reconcile net income to net
    cash provided by operating activities-
   Depreciation and amortization                           2,816,999
   Changes in assets and liabilities-
   Accounts receivable, net                                  122,963
   Prepaid expenses and other                                 26,143
   Accounts payable and accrued expenses                  (1,063,219)
   Payable to General Partner and affiliate                    9,375
   Subscriber deposits and prepayments                       (19,055)
   Deferred revenue                                           (4,913)
                                                        ------------
        Net cash provided by operating activities          2,945,587
                                                        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net               (1,402,127)
                                                        ------------
        Net cash used in investing activities             (1,402,127)
                                                        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on long-term debt                           (2,500,000)
                                                        ------------
        Net cash used in financing activities             (2,500,000)
                                                        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (956,540)
CASH AND CASH EQUIVALENTS, beginning of period             4,461,218
                                                        ------------
CASH AND CASH EQUIVALENTS, end of period                $  3,504,678
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

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems (the "Sale Transaction"). As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of September 30, 1997, and December 31, 1996 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in the accompanying financial statements.

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


3.  RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 1996 financial statements to conform with the September 30, 1997 presentation.

4.  LITIGATION:

Certain limited partners of the Partnership (the "Limited Partners") have instituted litigation in the Chancery Court of New Castle County, Delaware, which has been consolidated under the name and style, In re: Cencom Cable Income Partners, L.P. Litigation Civil Action No. 14634 (the "Action"). This class action litigation was purportedly filed by the plaintiff on his own behalf and on behalf of the Limited Partners. The Action names as defendants the general partner, Purchasing Affiliates identified in the disclosure statement (the "Disclosure Statement") distributed to Limited Partners in connection with the solicitation of consents to the Sale Transaction, Charter Communications, Inc. and certain individuals, including the directors and executive officers of the General Partner.

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

In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). In connection with the filing of the Amended Complaint, the defendants informed the court that portions of the Amended Complaint were legally inadequate. In January 1997, the defendants filed a Motion for Summary Judgment to dismiss all remaining claims as to all parties in the Action. In October 1997, an order was issued granting in part and denying in part the defendants' Motion for Summary Judgment. Based upon, among other things, the advice of counsel, the General Partner believes that the remaining portions of the Amended Complaint are legally inadequate and intend to contest them vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages in connection with the Action.

As of September 30, 1997, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through September 30, 1997, incurred in connection with the Action. The receivable of $536,000 represents all litigation costs less the deductible of $100,000.

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

Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at September 30, 1997 were approximately $5.0 million, consisting of cash and cash equivalents of approximately $5.3 million and an insurance receivable of $0.5 million, offset by accrued liquidation costs of approximately $0.8 million. The net change in assets and liabilities during the nine months ended September 30, 1997 was approximately $153,000, which is primarily the result of the increase in the cash and cash equivalents balance due to interest income earned by the Partnership. The increase in the cash and cash equivalents balance was partially offset by an increase in accrued costs of liquidation of approximately $221,000 for legal and accounting services, insurance costs, and investor relations costs. In addition, the Partnership increased the balance of its net receivable from an insurance company by approximately $108,000 as a result of additional litigation costs paid by the Partnership.

Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon final resolution of all liquidation issues, including all pending litigation and insurance receivable matters. Based upon net assets in liquidation of approximately $5.0 million as of September 30, 1997, estimated proceeds to be distributed to the general partner are approximately $100,000. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in the September 30, 1997 financial statements.

At September 30, 1997, cash and cash equivalents consisted primarily of investments in a money market account and commercial paper with original maturities of 90 days or less. These investments are carried at cost, which approximates market value.

     Part II.  Other Information

     Item 1.   Legal Proceedings - None

     Item 2.   Change in Securities - None

     Item 3.   Defaults upon Senior Securities - None

     Item 4.   Submission of Matters to a Vote of  Security Holders - None

     Item 5.   Other Information - None

     Item 6.   Exhibits and Reports on Form 8-K

               Exhibits:

               Exhibit 27 Financial Data Schedule

               Reports on Form 8-K - None

                       CENCOM CABLE INCOME PARTNERS, L.P.


                      FOR QUARTER ENDED SEPTEMBER 30, 1997


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

                                        CENCOM CABLE INCOME PARTNERS, L.P.


                                         By:  Cencom Properties, Inc.
                                              its General Partner



                                             /s/ Jerald L. Kent
                                                 ----------------------------
                                                 Jerald L. Kent
                                                 Executive Vice President and
                                                 Chief Financial Officer




By:  /s/Jerald L. Kent                           November 13, 1997
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  /s/Ralph G. Kelly                           November 13, 1997
     ----------------------------
     Ralph G. Kelly
     Treasurer