Form 10-K405
period 1997-12-31
CENCOM CABLE INCOME PARTNERS LP
filed 1998-03-30
CIK 798769

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 0-14093

                         ------------------------------
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

                         ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

                         ------------------------------

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

                                    Yes:    X                 No:
                                          -----                    -----

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

  The following documents are incorporated into this Report by reference: None

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       CENCOM CABLE INCOME PARTNERS, L.P.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


   Item 1.  Business..................................................................................................3
   Item 2.  Properties................................................................................................3
   Item 3.  Legal Proceedings.........................................................................................3
   Item 4.  Submission of Matters to a Vote of Security Holders.......................................................4
   Item 5.  Market for Registrant's Common Equity and Related Security Holder Matters.................................4
   Item 6.  Selected Financial Data...................................................................................5
   Item 7.  Management's Discussion and Analysis Of  Financial Condition and Results Of Operations....................6
   Item 8.  Financial Statements and Supplementary Data..............................................................10
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................10
   Item 10. Directors and Executive Officers of the Registrant.......................................................10
   Item 11. Executive Compensation...................................................................................11
   Item 12. Security Ownership of Certain Beneficial Owners and Management...........................................11
   Item 13. Certain Relationships and Related Transaction............................................................11
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................11

ITEM 1.  BUSINESS

Cencom Cable Income Partners, L.P., (the "Partnership" or the "Registrant") was formed as a Delaware limited partnership in July 1986, and its sole business activity was the ownership and operation of cable television systems (the "Systems") until it sold all of the Systems on March 28, 1996 (the "Sale Transaction"). Cencom Properties, Inc. (the "General Partner"), is a Delaware corporation that was incorporated in July 1986. The sole business activities engaged in by the General Partner were its service as the general partner of the Partnership and as the management company which managed the Systems. See below for discussion of the sale of the Systems. The principal executive offices of the General Partner and the Partnership are located at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555.

Upon consummation of the Sale Transaction, the Partnership disposed of substantially all of its assets (other than cash and certain other rights), terminated all of its employees, and began the process of winding up and dissolution. The net proceeds from the Sale Transaction were approximately $211.3 million, of which $74.0 million was utilized to retire the Partnership's outstanding indebtedness. On April 15, 1996 and December 15, 1996, the General Partner made distributions of approximately $122.5 million ($120.1 million to the Limited Partners and $2.4 million to the General Partner) and $7.6 million ($7.5 million to the Limited Partners and $.1 million to the General Partner), respectively. The Partnership's net assets of approximately $5.1 million as of December 31, 1997 represents a holdback reserve, as provided for in the Partnership Agreement, from which the Partnership will pay any remaining administrative costs and expenses, obligations and contingencies. The Partnership intends to release all funds which have not been expended for contingencies and obligations upon final resolution of such contingencies including the settlement of all litigation (see "Item 3. Legal Proceedings"). Any successful claims against or expenses incurred by the Partnership will be paid out of the reserve and will reduce the final amount of Partnership cash to be distributed upon liquidation.

Upon completion of the Sale Transaction, the General Partner ceased to manage the operations of the Systems and has no further rights to receive management fees or reimbursement of its expenses for management services.

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


ITEM 2.  PROPERTIES

During 1997, the Partnership did not own any properties.


ITEM 3.  LEGAL PROCEEDINGS

On October 20, 1995, certain limited partners of the Partnership instituted a class action lawsuit in the Chancery Court of New Castle County Delaware, presently entitled In re: Cencom Cable Income Partners, L.P. Litigation, Civil Action No. 14634 (the "Action"). The Action names the General Partner, purchasing affiliates (the "Purchasing Affiliates") identified in the disclosure statement (the "Disclosure Statement") distributed to Limited Partners in connection with the solicitation of consents to the Sale Transaction, Charter Communications, Inc. ("Charter") and certain individual defendants, including certain of the General Partner's present and former directors and executives.

In January of 1997, Defendants filed a Motion for Summary Judgment, which the Court granted in part and denied in part by a Memorandum Opinion dated October 15, 1997, thereby narrowing the remaining issues in the Action. The Court held that issues of fact remain as to whether the Defendants breached the Partnership Agreement with regard to the Sale Transaction and the termination of distributions after the effective date, breached their duty of loyalty with regard to the Sale Transaction and breached their duty of candor by failing to disclose certain information regarding the Sale Transaction in the Disclosure Statement.
The Court also narrowed Plaintiffs' damages claim to those concerning failure to properly value the systems as part of the Sale Transaction and termination of the Limited Partners' priority distribution on the date the sale agreement was signed.

Based upon, among other things, advice of counsel, the General Partner believes that the remaining portions of the Consolidated Amended Class Action Complaint are legally inadequate and intends to contest them vigorously. However, the General Partner cannot at this time predict the outcome of the Action with any certainty and there can be no assurance that Defendants will successfully defeat all of Plaintiffs' claims for damages.

In March of 1997, Plaintiffs filed their Motion for Class Certification. In response, on February 25, 1998, Defendants filed a Motion for Judgment on the Pleadings.

On March 17, 1998, Plaintiffs filed a Motion For Leave to Serve Supplemental Complaint and a Motion For Preliminary Injunction and Permanent Injunction. In those motions Plaintiffs seek to enjoin Cencom Properties, Inc., its affiliates and all other defendants from advancing to themselves any Partnership funds for payment of legal expenses in connection with the defense of the action and enjoining defendants to return to the Partnership and distribute to the Limited Partners all sums advanced to the defendants for the purpose of paying legal expenses in connection with the defense of the action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matters were submitted to a vote of security holders.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

As of December 31, 1997, there were approximately 10,400 holders of 149,204 Units of the Registrant. The Units of the Registrant are not publicly traded and are subject to substantial restrictions on transfer.

Pursuant to the terms of the Partnership Agreement, the Registrant is required to make cash distributions to the Limited Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. Limited Partners received cash distributions during 1995 and 1996 in the amount of $11,190,300 and $127,602,245, respectively. The distributions made in 1995 were based on the operating results of the fourth quarter of 1994 and the first two quarters of 1995. Because the Sale Transaction agreement was entered into as of July 1, 1995, no quarterly distributions were paid for quarters ending after June 30, 1995. However, the Limited Partners received a distributable share of the net proceeds of the Sale Transaction during 1996 (see "Item 1.
Business").

During January 1995, Charter, an affiliate of the General Partner, acquired 8,159 Units of the Registrant as part of a negotiated transaction for a sale of securities and assets. As of December 31, 1997, Charter held 8,159 Units of the Registrant. With respect to Limited Partner Units owned by Charter, Charter was entitled to distributions on the same basis as other Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

The Partnership sold all of the Systems and ceased active operation on March 28, 1996.

The following selected financial data has been derived from the audited financial statements of the Partnership during the period prior to the sale of the Systems and should be read in conjunction with the financial statements included pursuant to Item 8 of this Form 10K:

                                                                       AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                 FOR THE PERIOD FROM        ----------------------------------------------------------
                                     JANUARY 1 TO
                                    MARCH 28, 1996                1995                1994                1993
                                    --------------          ------------------  ------------------ -------------------
STATEMENT OF OPERATIONS DATA:
Service Revenues                      $11,878,555               $45,235,407         $41,982,678       $40,295,939
Net income (loss)                       1,057,294                 3,453,270           3,811,203         3,367,720
Net income (loss) per LP Unit                7.09                    23.14               25.54             22.57
Cash distributions per LP Unit             -                         75.00              100.00            100.00

BALANCE SHEET DATA:
Total assets                               -                     49,472,011          52,282,658        52,132,595
Long-term obligations, including
     current maturities                    -                     76,500,000          72,300,000        62,000,000
Partners' (deficit) capital                -                    (32,908,763)        (25,171,733)      (14,062,536)

MISCELLANEOUS DATA:
Ratio of earnings to fixed                   1.8                      1.6                 1.9               1.9
     charges1
Book value per LP Unit                     -                      ($220.56)           ($168.71)          ($94.25)


The following selected financial data has been derived from the audited financial statements of the Partnership subsequent to the sale of the Systems and the Partnership's adoption of the liquidation basis of accounting:


                                                                                    As of December 31, 1996
                                                           As of and for               and for the Period
                                                           the Year Ended               from March 29 to
                                                         December 31, 1997             December 31, 1996
                                                      -------------------------     -------------------------
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
DATA:
     Change in net assets in liquidation                         $192,761                   $35,981,632
     Cash distribution per LP unit                               --                             $855.22

STATEMENT OF NET ASSETS IN LIQUIDATION DATA:
     Net assets in liquidation                                 $5,076,480                    $4,883,719

MISCELLANEOUS DATA:
     Book value per LP unit                                        $34.02                        $32.73

--------
(1) Ratio of earnings to fixed charges is calculated using income from operations including interest income; fixed charges include interest expense and amortization expense for debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following table sets forth a summary of subscriber data of the Partnership's Systems that were owned prior to March 28, 1996:

                                                   SALE TRANSACTION DATE           AS OF DECEMBER 31,
                                                     MARCH 28, 1996             1995             1994
                                                  ---------------------      ------------     ------------
         Basic Subscribers:
         Illinois Systems                                       44,300            43,600           41,400
         Base Systems                                           22,700            22,500           22,400
         Tennessee Systems                                      30,800            30,100           28,200
         Kentucky System                                        10,800            10,700           10,400
         Tryon System                                            2,100             2,100            2,000
                                                  --------------------       ------------     ------------
                                                               110,700           109,000          104,400
                                                  =====================      ============     ============
         Premium Subscriptions:
         Illinois Systems                                       25,000            26,200           24,600
         Base Systems                                           19,700            20,200           19,100
         Tennessee Systems                                      19,500            17,000           15,600
         Kentucky System                                         4,700             4,800            4,200
         Tryon System                                              700               700              700
                                                  ---------------------      ------------     ------------
                                                                69,600            68,900           64,200
                                                  =====================      ============     ============


RESULTS OF OPERATIONS

GENERAL INFORMATION

The following table sets forth the amounts (in thousands) and the percentage of total revenues for certain items for the periods indicated:

                                                                          FOR THE YEAR ENDED DECEMBER 31
                                     FOR THE PERIOD FROM               ----------------------------------
                              JANUARY 1 TO MARCH 28, 1996              1995                         1994
                              ---------------------------              ----                         ----
                                    Amt.            %             Amt.           %             Amt.            %
                                 ------------     -------       ----------    ---------     ------------    ---------
Service Revenues:
     Basic Service                 $7,806           65.7        $29,568           65.4      $27,436             65.4
     Premium Service                1,747           14.7         6,865            15.2        6,771             16.1
     Other Services                 2,326           19.6         8,802            19.4        7,776             18.5
                                 ------------    --------       ----------    ----------    ------------    ----------
                                   11,879          100.0        45,235           100.0       41,983            100.0
Operating Expenses:
     Operation, General and
     Administrative                 6,756           56.9        25,180            55.7       22,766             54.2
     Depreciation and
     Amortization                   2,817           23.7        11,375            25.1       11,628             27.7
                                 ------------    --------       ----------    ----------    ------------    ----------

Income from Operations              2,306           19.4         8,680            19.2        7,589             18.1
                                 ------------    --------       ----------    ----------    ------------    ----------

Interest Income (Expense):
     Interest Income                   42             .4           176              .4           64               .2
     Interest Expense              (1,291)         (10.9)       (5,403)          (12.0)      (3,842)            (9.2)
                                 ------------    --------
                                                                ----------    ----------    ------------    ----------

                                   (1,249)         (10.5)       (5,227)          (11.6)      (3,778)            (9.0)
                                 ------------    --------       ----------    ----------    ------------    ----------

Net Income                         $1,057            8.9%       $3,453             7.6%      $3,811              9.1%
                                 ============    ========       ==========    ==========    ============    ==========

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

Net assets in liquidation at December 31, 1997 were approximately $5.1 million, consisting of cash and cash equivalents of approximately $5.4 million and an insurance receivable of $0.5 million, offset by accrued liquidation costs of approximately $0.8 million. The net change in assets and liabilities during the twelve months ended December 31, 1997 was approximately $193,000, which is primarily the result of the increase in the cash and cash equivalents balance due to approximately $362,000 of interest income earned by the Partnership. The increase in the cash and cash equivalents balance was partially offset by an increase in accrued costs of liquidation of approximately $278,000 for legal and accounting services, insurance costs, and investor relations costs. In addition, the Partnership increased the balance of its net receivable from an insurance company by approximately $109,000 as a result of additional litigation costs paid by the Partnership. No distributions were made during 1997 to the Limited Partners or General Partner.

Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon final resolution of all liquidation issues, including all pending litigation, administrative costs and expenses, and insurance receivable matters. Based upon net assets in liquidation of approximately $5.1 million as of December 31, 1997, estimated proceeds to be distributed to the General Partner are approximately $100,000. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in the December 31, 1997 financial statements.

At December 31, 1997, cash and cash equivalents consisted primarily of investments in a money market account and commercial paper with original maturities of 90 days or less. These investments are carried at cost, which approximates market value.


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

Depreciation and amortization decreased by 7.3% from $3,039,000 for the three months ended March 31, 1995, to $2,817,000 for the period from January 1, 1996, to March 28, 1996. Although the Partnership had increased depreciation as a result of capital expenditures made to the Systems, this was offset by a decrease in amortization due to the completion of amortization periods for certain franchise costs.


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


LIQUIDITY AND CAPITAL RESOURCES

On March 29, 1996, the Partnership consummated the Sale Transaction. The sale was approved by a majority of the Limited Partners, following the distribution of the Disclosure Statement. The net proceeds from the sale of approximately $211.3 million were comprised of the purchase price plus interest, as defined in the Asset Purchase Agreement, dated July 1, 1995, entered into by the General Partner and the Purchasing Affiliates. In conjunction with the sale of the Systems, the Partnership repaid in full the $74.0 million outstanding on its credit facility.

On April 15, 1996 and December 15, 1996, the Partnership made a partial distribution of approximately $122.5 million and $7.6 million, respectively to the Limited Partners and the General Partner. The amount remaining after this partial distribution represents a holdback reserve from which the Partnership will pay any remaining obligations and contingencies. At December 31, 1997 and 1996, such estimated amounts are reported as accrued costs of liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the Partners, including interest earned thereon.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1997, the Registrant was not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.


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

Set forth below is the present principal occupation or employment and employment history of the executive officers and directors of the General Partner:

        NAME                     AGE                           POSITION
Howard L. Wood                   58             President, Chief Executive Officer and
                                                     Director

Barry L. Babcock                 51             Executive Vice President, Chief
                                                     Operating Officer and Director

Jerald L. Kent                   41             Executive Vice President, Chief
                                                     Financial Officer and Director

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Vice Chairman of the Board of Charter, and has served as President of the General Partner since 1994. Mr. Wood also co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA"), which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992. Mr. Wood also serves on the Board of Directors of CCA Holdings Corp., CCA Acquisition Corp. and Cencom Cable Entertainment, Inc.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman of the Board, and has served as Executive Vice President of the General Partner since 1994. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice President of CCA from February 1986 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992. Mr. Babcock currently serves as Chairman of the Board of Directors of the Cable Telecommunications Association (CATA) and also serves on the Board of Directors of the National Cable Television Association (NCTA), Mercantile Bank-St. Louis, and Cencom Cable Entertainment, Inc.

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President and Chief Executive Officer, and has served as Executive Vice President of the General Partner since 1994. Mr. Kent also co-founded CCG in 1992. Prior to that time, he was associated with CCA as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992. Mr. Kent also serves on the Board of Directors of CCA Holdings Corp., CCA Acquisition Corp. and Cencom Cable Entertainment, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant is not required to pay and has not paid the officers or directors of the General Partner any remuneration. The General Partner does not currently pay any remuneration to any of its officers or directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, Charter was the sole Limited Partner known to the General Partner to be the beneficial owner of more than five percent (5%) of the outstanding LP Units issued by the Partnership. Charter owned 8,159 LP Units, constituting approximately 5.5% of the LP Units. Charter has no right to acquire additional LP Units.

The following table sets forth as of December 31, 1997, certain information regarding the ownership of LP Units by (i) each of the directors and executive officers of the General Partner and (ii) all directors and executive officers of the General Partner as a group. Each of the named persons and each member of the group shares voting and dispositive power with respect to LP Units held thereby. None of these Limited Partners currently has any right to acquire additional LP Units.


                                                          AMOUNT AND NATURE OF             PERCENT OF
     NAME OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP                CLASS
   -----------------------------                          ----------------------           ------------
 Jerald L. Kent                                                59 LP Units                    .04%
 Barry L. Babcock                                              30 LP Units                    .02%
 All directors and executive officers of the                   89 LP Units                    .06%
         General Partner as a group



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)      1.       Financial Statements:
                  See Index to Financial Statements and Schedules on page F-1 of this Report.

         2.       Financial Statement Schedules:
                  See Index to Financial Statements and Schedules on page F-1 of this Report.

         3.       Exhibits:
                  See Index on Page E-1 of this Report.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                                     CENCOM CABLE INCOME PARTNERS, L.P.

                                     By:      Cencom Properties, Inc.
                                              General Partner


                                     By:      /s/ Howard L. Wood
                                            ------------------------------
                                            Howard L. Wood, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (as to the General Partner) and on the date indicated.

                    Signature and Title                                                 Date
                    -------------------                                                 ----
By:    /s/ Howard L. Wood                                                         March 27, 1998
       ------------------------------------------------------
       Howard L. Wood
       President, Chief Executive Officer and Director
       (Principal Executive Officer)



By:    /s/ Barry L. Babcock                                                       March 27, 1998
       ------------------------------------------------------
       Barry L. Babcock
       Executive Vice  President,  Chief  Operating  Officer
       and Director
       (Principal Operating Officer)



By:    /s/ Jerald L. Kent                                                         March 27, 1998
       ------------------------------------------------------
       Jerald L. Kent
       Executive Vice  President,  Chief  Financial  Officer
       and Director
       (Principal Financial Officer)

                       CENCOM CABLE INCOME PARTNERS, L.P.

                     INDEX TO FINANCIAL STATEMENTS SCHEDULES


                                                                                                               Page
                                                                                                               ----
FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                   F-2
     Statements of Net Assets in Liquidation                                                                    F-3
     Statements of Changes in Net Assets in Liquidation                                                         F-4
     Statements of Operations for the period from January 1 to March 28, 1996 and for the
         year ended December 31, 1995                                                                           F-5
     Statements of Partners' Capital (Deficit) for the period from January 1 to March 28, 1996 and for the
         year ended December 31, 1995                                                                           F-6
     Statements of Cash Flows for the period from January 1 to March 28, 1996 and for the
         year ended December 31, 1995                                                                           F-7
     Notes to Financial Statement                                                                               F-8

FINANCIAL STATEMENT SCHEDULES:
     None required                                                                                              N/A


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Cencom Cable Income Partners, L.P.:


We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Cencom Cable Income Partners, L.P. (a Delaware limited partnership) for the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995. In addition, we have audited the statements of net assets in liquidation as of December 31, 1997 and 1996, and the related statements of changes in net assets in liquidation for the year ended December 31, 1997, and for the period from March 29, 1996, through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2 to the financial statements, the General Partner of Cencom Cable Income Partners, L.P. finalized a plan for liquidation of the Partnership on March 28, 1996, through the sale of its operating systems. As a result, the Partnership has changed its basis of accounting for the period subsequent to March 28, 1996, from the going concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1997 and 1996, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Cencom Cable Income Partners, L.P. and its cash flows for the year ended December 31, 1995, and for the period from January 1, 1996, through March 28, 1996, its net assets in liquidation as of December 31, 1997 and 1996, and the changes in its net assets in liquidation for the year ended December 31, 1997, and for the period from March 29, 1996, through December 31, 1996, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.



/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

St. Louis, Missouri
   February 6, 1998 (except
with respect to the matter
discussed in Note 4 as
to which the date is
March 25, 1998)

                       CENCOM CABLE INCOME PARTNERS, L.P.


                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                                              As of December 31
                                                                                          --------------------------
                                                                                             1997           1996
                                                                                          -----------    -----------
ASSETS, at estimated realizable values:
   Cash and cash equivalents                                                              $ 5,348,312    $ 7,049,771
   Insurance receivable                                                                       537,026        428,000
                                                                                          -----------    -----------
                                                                                            5,885,338      7,477,771
                                                                                          -----------    -----------
LIABILITIES, at estimated settlement amounts:
   Accrued costs of liquidation                                                               808,858      1,453,388
   Income taxes withheld on behalf of Limited Partners                                              -      1,140,664
                                                                                          -----------    -----------
                                                                                              808,858      2,594,052
                                                                                          -----------    -----------
NET ASSETS IN LIQUIDATION                                                                 $ 5,076,480    $ 4,883,719
                                                                                          ===========    ===========





       The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                                                       For the Period
                                                                                                            from
                                                                                    For the Year         March 29,
                                                                                        Ended          1996, through
                                                                                      December 31,      December 31,
                                                                                        1997               1996
                                                                                     -----------       --------------
NET PROCEEDS FROM SALES TO PURCHASING AFFILIATES                                     $         -       $ 211,321,760
                                                                                     -----------       -------------

LESS-  Portion of proceeds representing interest to partners                                   -          (5,202,207)
                                                                                     -----------       -------------
ASSETS SOLD TO AND LIABILITIES ASSUMED BY THE PURCHASING AFFILIATES AS OF THE
   CLOSING DATE:
     Cash and cash equivalents                                                                 -          (3,504,678)

     Accounts receivable, net of allowance for doubtful accounts of $83,159                    -            (795,144)
     Prepaid expenses and other                                                                -            (161,771)
     Note receivable from General Partner                                                      -            (753,556)
     Property, plant and equipment, net                                                        -         (39,506,499)
     Franchise costs, net                                                                      -          (2,983,401)
     Accounts payable and accrued expenses                                                     -           3,052,296
     Payables to General Partner and affiliate                                                 -             727,882
     Subscriber deposits and prepayments                                                       -             281,779
     Deferred revenue                                                                          -             183,044
                                                                                     -----------       -------------
           Net assets sold                                                                     -         (43,460,048)
                                                                                     -----------       -------------
           Gain on sale of net assets                                                          -         162,659,505
                                                                                     -----------       -------------

INTEREST PAID BY THE PURCHASING AFFILIATES                                                     -           5,202,207
                                                                                     -----------       -------------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
   Decrease in long-term debt                                                                  -          74,000,000
   Distributions to Limited Partners                                                           -        (127,602,245)
   Distributions to General Partner                                                            -          (2,502,894)
   Interest income generated from investments                                            361,862           1,140,452
   Increase in accrued costs of liquidation                                             (278,127)         (1,774,729)
   Income taxes withheld on behalf of Limited Partners                                         -          (1,140,664)
   Increase in insurance receivable, net                                                 109,026                   -
                                                                                     -----------       -------------
                                                                                         192,761         (57,880,080)
                                                                                     -----------       -------------
REPAYMENT OF LONG-TERM DEBT                                                                    -         (74,000,000)
                                                                                     -----------       -------------
           Net change in assets and liabilities                                          192,761          35,981,632

PARTNERS' CAPITAL (DEFICIT) AS OF MARCH 28, 1996:
   General Partner                                                                             -             905,039
   Limited Partners                                                                            -         (32,002,952)

NET ASSETS IN LIQUIDATION, beginning of period                                         4,883,719         (31,097,913)
                                                                                     -----------       -------------
NET ASSETS IN LIQUIDATION, end of period                                             $ 5,076,480       $   4,883,719
                                                                                     ===========       =============

       The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS


                                                                                      For the Period
                                                                                         from
                                                                                      January 1,       For the Year
                                                                                       1996, through       Ended
                                                                                       March 28           December 31,
                                                                                       1996*              1995
                                                                                       -------------      ------------
SERVICE REVENUES:
   Basic service                                                                       $  7,805,466    $ 29,567,936
   Premium service                                                                        1,746,690       6,865,145
   Other                                                                                  2,326,399       8,802,326
                                                                                       ------------    ------------
                                                                                         11,878,555      45,235,407
OPERATING EXPENSES:
   Operating costs                                                                        5,146,841      18,463,285
   General and administrative                                                               857,623       3,349,345
   Liquidation costs                                                                        157,147       1,105,556
   Depreciation and amortization                                                          2,816,999      11,375,090
   Management fees - related party                                                          594,268       2,261,775
                                                                                       ------------    ------------
                                                                                          9,572,878      36,555,051
                                                                                       ------------    ------------
           Income from operations                                                         2,305,677       8,680,356
                                                                                       ------------    ------------
INTEREST INCOME (EXPENSE):
   Interest income                                                                           42,351         176,126
   Interest expense                                                                      (1,290,734)     (5,403,212)
                                                                                       ------------    ------------
                                                                                         (1,248,383)     (5,227,086)
                                                                                       ------------    ------------
           Net income                                                                  $  1,057,294    $  3,453,270
                                                                                       ============    ============

NET INCOME  PER LIMITED PARTNERSHIP UNIT                                               $       7.09    $      23.14
                                                                                       ============    ============



*Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.



       The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

        FOR THE PERIOD FROM JANUARY 1, 1996, THROUGH MARCH 28, 1996, AND

                      FOR THE YEAR ENDED DECEMBER 31, 1995


                                                                                           Note
                                                                                        Receivable
                                                                                           From
                                                            General         Limited       General
                                                            Partner         Partners      Partner           Total
                                                           ---------      ------------    ---------      ------------
BALANCE, December 31, 1994                                 $ 905,039      $(25,323,216)   $(753,556)     $(25,171,733)

   Distributions ($75 per unit)                                    -       (11,190,300)           -       (11,190,300)
   Net income                                                      -         3,453,270            -         3,453,270
                                                           ---------      ------------    ---------      ------------
BALANCE, December 31, 1995                                   905,039       (33,060,246)    (753,556)      (32,908,763)

   Net income                                                      -         1,057,294            -         1,057,294
                                                           ---------      ------------    ---------      ------------
BALANCE, March 28, 1996*                                   $ 905,039      $(32,002,952)   $(753,556)     $(31,851,469)
                                                           =========      ============    =========      ============



*Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.




       The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS


                                                                                     For the Period
                                                                                        from
                                                                                     January 1,        For the Year
                                                                                      1996, through       Ended
                                                                                      March 28            December 31,

                                                                                      1996*               1995
                                                                                      -------------       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 1,057,294       $  3,453,270
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                    2,816,999         11,375,090
       Changes in assets and liabilities-
         Accounts receivable, net                                                         122,963             34,888
         Prepaid expenses and other                                                        26,143            225,707
         Accounts payable and accrued expenses                                         (1,063,219)           422,092
         Payables to General Partner and affiliate                                          9,375            187,911
         Subscriber deposits and prepayments                                              (19,055)           (71,577)
         Deferred revenue                                                                  (4,913)           187,957
                                                                                      -----------       ------------
           Net cash provided by operating activities                                    2,945,587         15,815,338
                                                                                      -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                          (1,402,127)        (8,851,048)
   Other                                                                                        -            (55,526)
                                                                                      -----------       ------------
           Net cash used in investing activities                                       (1,402,127)        (8,906,574)
                                                                                      -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt                                                                   -          4,700,000
   Payment of long-term debt                                                           (2,500,000)          (500,000)
   Distributions to partners                                                                    -        (11,190,300)
                                                                                      -----------       ------------
           Net cash used in financing activities                                       (2,500,000)        (6,990,300)
                                                                                      -----------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (956,540)           (81,536)

CASH AND CASH EQUIVALENTS, beginning of period                                          4,461,218          4,542,754
                                                                                      -----------       ------------
CASH AND CASH EQUIVALENTS, end of period                                              $ 3,504,678       $  4,461,218
                                                                                      ===========       ============

CASH PAID FOR INTEREST                                                                $ 1,628,515       $  5,283,549
                                                                                      ===========       ============


*Operating activity for the period from January 1, 1996, through March 28, 1996, is prior to liquidation basis adjustments.



       The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Cencom Cable Income Partners, L.P. (the "Partnership") was formed for the purpose of acquiring and operating existing cable television systems. CCI Holdings, Inc. (CCI Holdings) acquired the common stock of Cencom Properties, Inc. (Cencom Properties or the "General Partner") from Cencom Cable Associates, Inc. (presently doing business as Cencom Cable Entertainment, Inc. and referred to as "Cencom Cable Associates" herein) in September 1994. CCI Holdings is a wholly owned subsidiary of Charter Communications, Inc. (Charter). The partnership agreement (the "Partnership Agreement") provides for the dissolution of the Partnership on or before September 30, 1994. (See Note 2.)

Prior to March 28, 1996, the Partnership provided cable television service to approximately 44 franchises serving approximately 111,000 basic subscribers in Illinois and the southern and southeastern United States including military bases in Colorado, Georgia, Kansas, North Carolina and Texas.

Basis of Presentation

The accompanying statements of operations, partners' capital (deficit) and cash flows for the year ended December 31, 1995, and the period from January 1, 1996, through March 28, 1996, report the Partnership's financial position and results of operations using accounting principles applicable to an entity under the going concern basis of accounting prior to the adoption of the liquidation basis of accounting. The financial statements for the period subsequent to March 28, 1996, are reported on the liquidation basis of accounting.

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

Liquidation

In accordance with the Partnership Agreement, the General Partner began a dissolution of the Partnership during 1994. Upon dissolution, the General Partner or other authorized liquidating agent is required to distribute all available proceeds as soon as practicable after their receipt by the Partnership.

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

As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis effective March 29, 1996. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 1997 and 1996, have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. Net assets in liquidation as of December 31, 1997, represent the estimated remaining distribution to be made to the Limited Partners and the General Partner.

On April 15, 1996, and December 15, 1996, the Partnership made pro rata distributions (in accordance with that set forth in the Partnership Agreement) of approximately $122.5 million and $7.6 million, respectively, to the Limited Partners and the General Partner. The amount remaining after these partial distributions of sale proceeds represents a holdback reserve, as provided for in the Partnership Agreement, from which the Partnership will pay any remaining obligations and contingencies. At December 31, 1997, such estimated amounts are reported as Accrued costs of liquidation in the accompanying statements of net assets in liquidation. All amounts held back but not applied to pay Partnership liabilities will be distributed to the partners, net of required income tax withholdings. During 1997, the Partnership paid approximately $570,000 in state income taxes. Proceeds ultimately received upon liquidation could differ from the amounts recorded in the accompanying financial statements.

3. LONG-TERM DEBT:

The Partnership maintained a loan agreement with a bank for borrowings up to $80,000,000 (the "Debt Agreement"), secured by all the Partnership's assets. The maturity date of the Debt agreement was June 30, 1996. Loans under the Debt Agreement bore interest at a rate based upon a certain spread plus a base rate, with the base rate being, at the Partnership's election, at the Toronto Dominion's (the agent bank) prime rate of interest, Eurodollar or certificates of deposit rate. The applicable spreads were based on the ratio of debt to annualized operating cash flow. The weighted average interest rates and borrowings for the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995, were 7.1% and 7.3% and approximately $74,871,000 and $73,993,000, respectively. On March 28, 1996, in connection with the Partnership's sale of its cable television systems (as discussed in Note 2), the Partnership repaid all of its outstanding borrowings.

4.  LITIGATION:

Certain limited partners of the Partnership have instituted litigation in the Chancery Court of New Castle County, Delaware, which has been consolidated under the name and style, In re: Cencom Cable Income Partners, L.P. Litigation Civil Action No. 14634 (the "Action"). This class action litigation was purportedly filed by the plaintiffs on their behalf and on behalf of the Limited Partners. The Action names as defendants the General Partner, purchasing affiliates identified in the disclosure statement (the "Disclosure Statement") distributed to the Limited Partners in connection with the solicitation of consents to the sale of the Partnership's systems (the "Sale Transaction"), Charter and certain individuals, including the directors and executive officers of the General Partner.

The Action (as originally filed) alleged, among other things, that the Disclosure Statement is false and misleading, wrongfully seeks to induce the consent of the Limited Partners to the Sale Transaction in breach of the defendants' fiduciary duties, and is the product and culmination of a course of wrongful conduct designed to enrich the defendants at the expense of the Limited Partners in breach of the Partnership Agreement and the defendants' fiduciary duties. On February 15, 1996, the court refused to issue an injunction precluding the Sale Transaction and granted defendants' motion to dismiss all claims for injunctive relief, including claims seeking to require the Partnership to attempt to market the systems to other parties. The remaining causes of action seek compensation for the plaintiffs and other Limited Partners for damages related to the alleged wrongdoing.

In October 1996, the plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). In connection with the filing of the Amended Complaint, the defendants informed the court that portions of the Amended Complaint were legally inadequate. In January 1997, the defendants filed a Motion for Summary Judgment to dismiss all remaining claims as to all parties in the Action. In October 1997, an order was issued granting in part and denying in part the defendants' Motion for Summary Judgment, the effect of which narrowed the remaining issues significantly. Based upon, among other things, the advice of counsel, the General Partner believes that the remaining portions of the Amended Complaint are legally inadequate and intend to contest them vigorously. There can be no assurance, however, that the plaintiffs will not be awarded damages in connection with the Action.

As of December 31, 1997, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through December 31, 1997, incurred in connection with the Action. The receivable of $537,026 represents all litigation costs less the deductible of $100,000.

On March 17, 1998, plantiffs filed a Motion For Leave to Serve Supplemental Complaint and a Motion For Preliminary Injunction and Permanent Injunction. In these motions, plantiffs seek to enjoin Cencom Properties, its affiliates and all other defendants from advancing to themselves any partnership funds for payment of legal expenses in connection with the defense of the Action and enjoining the defendants to return to the Partnership and distribute to the Limited Partners all sums advanced to the defendants for the purpose of paying legal expenses in connection with the defense of the Action.

5. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates assigned management services under contract with the Partnership to the General Partner. The management service contract provided for the payment of fees equal to 5% of the Partnership's gross annual operating revenues. Expenses recognized by the Partnership under this contract were $594,268 and $2,261,775 during the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995, respectively. Prior to approval of the Sale Transaction, management fees were paid after cumulative quarterly cash distributions to the Limited Partners equaled certain preferred distributions as specified in the Partnership Agreement (see Note 2). In addition to the management fees, the Partnership reimbursed the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

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

Affiliated entities maintain several regional offices. The regional offices performed certain operational services on behalf of the Partnership and other affiliated entities. The cost of these services was allocated to the Partnership based on its number of subscribers. Management considered this allocation to be reasonable for the operations of the Partnership. During the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995, the Partnership expensed approximately $149,000 and $370,000, respectively, relating to this allocation.

6.  COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leased certain facilities and equipment under noncancelable operating leases. Rent expense incurred under leases during the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995, was approximately $41,000 and $145,000, respectively. There are no future minimum lease payments.

The Partnership rented utility poles in its operations. Generally, pole rental agreements were short term. Rent expense incurred for pole attachments during the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995, was approximately $132,000 and $503,000, respectively.

7.  401(k) PLAN:

The Partnership participated in the Charter Communications, Inc. 401(k) Plan (the "Plan") for the benefit of its employees. All employees who had completed one year of employment were eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees could elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributed an amount equal to 50% of the first 5% contributed by each employee. During the period from January 1, 1996, through March 28, 1996, and for the year ended December 31, 1995, the Partnership contributed approximately $65,000 and $61,000, respectively.

8. NET INCOME FOR INCOME TAX PURPOSES:

The following summarizes the differences between the Partnership's net income for financial reporting and federal income tax purposes for the years ended December 31:

                                                               1997          1996             1995
                                                            ---------     ------------      -----------
Net income for financial reporting purposes:
  "Going concern" basis of accounting (see Notes 1
     and 2)                                                 $      --     $  1,057,294      $ 3,453,270

  Gain on sale of net assets                                       --      162,659,505               --
  Interest paid by purchasing affiliates                           --        5,202,207               --
  Liquidation basis of accounting (see Notes 1 and 2)         192,761         (634,277)              --
                                                            ---------     ------------      -----------
                                                              192,761      168,284,729        3,453,270
Depreciation differences between financial reporting
   and tax reporting                                               --         (609,806)       1,804,940
Difference in gain on sale of net assets recorded for
   financial reporting and tax reporting                           --      (17,091,185)              --
Amortization differences between financial reporting
   and tax reporting                                               --               --           57,969
Differences in expenses recorded for financial
   reporting and tax reporting                                 83,197         (971,261)         844,798
Differences in revenue reported for financial
   reporting and tax reporting                                     --         (175,301)         187,957
Other                                                              --            1,928           31,946
                                                            ---------     ------------      -----------
Net income for federal income tax purposes                  $ 275,958     $149,439,104      $ 6,380,880
                                                            =========     ============      ===========
Net income per Limited Partnership unit for
   federal income tax purposes                              $    1.82     $     991.57      $     42.77
                                                            =========     ============      ===========

The following summarizes the Partnership's financial reporting basis of net assets less than its income tax reporting basis as of December 31:


                                                                                      1997          1996
                                                                                  -----------    -----------
       Accrued expenses                                                           $ 1,532,582    $ 1,453,388
                                                                                  ===========    ===========

                       CENCOM CABLE INCOME PARTNERS, L.P.

                                  EXHIBIT INDEX



  Exhibit
  Number                                    Description                                                      Page
  -------                                   -----------                                                      ----
     3       Amended  and  Restated  Agreement  of  Limited   Partnership,                                    N/A
             filed  as  Exhibit 3(c)  to  the  Registrant's  Registration
             Statement on Form S-1 (Registration No. 33-7843),
             incorporated herein by this reference.

   10(q)     Assignment of shares of common stock of the General Partner,  dated                              N/A
             July 15, 1994, filed as Exhibit 10(q) to the Registrant's  Form
             10-K for the year ended December 31, 1994,  incorporated  herein by this reference.

   10(s)     Transfer of Limited Partnership  Interest,  dated January 18, 1995,                              N/A
             filed as Exhibit  10(s) to the Registrant's  Form 10-K for the
             year  ended  December  31,  1994,   incorporated   herein  by  this
             reference.

   10(u)     Asset Purchase Agreement among Registrant,  Charter  Communications                              N/A
             Properties,  Inc.,  Charter Communications II, L.P. and Charter
             Communications  Entertainment  I,  L.P.,  dated as of July 1, 1995, filed as Exhibit 10(u) to the  Registrant's  Form 10-K for the year ended December 31, 1995, incorporated herein by this reference.

    *12      Ratio of Earnings to Fixed Changes

   *27.1     Financial Data Schedule


                                       E-1

*Filed herewith.