Form 10-Q
period 1998-03-31
CENCOM CABLE INCOME PARTNERS LP
filed 1998-05-14
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from             to
                               -------------  ---------------------

Commission File Number 0-14093


                       CENCOM CABLE INCOME PARTNERS, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         43-1415278
           --------                                         ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                         63131
-----------------------------------                         -----
(Address of Principal Executive Offices)                    (Zip Code)

(Registrant's telephone number, including area code)        (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       CENCOM CABLE INCOME PARTNERS, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX


                                                                                                            Page
Part I.  Financial Information
         Item 1.  Financial Statements
                  a. Statements of Assets and Liabilities in Liquidation - as of March 31, 1998 and            3
                     December 31, 1997
                  b. Statements of Changes in Assets and Liabilities in Liquidation - for the three months     4
                     ended March 31, 1998 and 1997
                  c. Notes to Financial Statements                                                             5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        7

Part II. Other Information


         Item 1.  Legal Proceedings                                                                            8

         Item 2.  Change in Securities - None                                                                  -

         Item 3.  Defaults upon Senior Securities - None                                                       -

         Item 4.  Submission of Matters to a Vote of Security Holders -  None                                  -

         Item 5.  Other Information - None                                                                     -

         Item 6.  Exhibits and Reports on Form 8-K                                                             9

         Signature Page                                                                                       10

                       CENCOM CABLE INCOME PARTNERS, L.P.


               STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION

                                   (Unaudited)

                                                  March 31,    December 31,
                                                    1998           1997
ASSETS, at estimated realizable values:

         Cash and cash equivalents               $5,758,234    $5,348,312
         Insurance receivable                       176,081       537,026
                                                 ----------    ----------
                      Total Assets                5,934,315     5,885,338
                                                 ----------    ----------

LIABILITIES, at estimated settlement amounts:

         Accrued costs of liquidation               674,623       808,858
                                                 ----------    ----------
                  Total liabilities                 674,623       808,858
                                                 ----------    ----------


NET ASSETS IN LIQUIDATION                        $5,259,692    $5,076,480
                                                 ==========    ==========























        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                                            For the Three Months Ended March 31,
                                                                1998                 1997
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

     Interest income generated from investments             $   74,930               $   112,320
     (Increase)/Decrease in accrued costs of liquidation       108,282                  (100,000)
                                                            ----------               -----------
         Net change in assets and liabilities                  183,212                    12,320

NET ASSETS IN LIQUIDATION, beginning of period               5,076,480                 4,883,719
                                                            ----------               -----------
NET ASSETS IN LIQUIDATION, end of period                    $5,259,692               $ 4,896,039
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

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems. As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of March 31, 1998, and December 31, 1997 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts.


2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.


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

In October 1996, the plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). In connection with the filing of the Amended Complaint, the defendants informed the court that portions of the Amended Complaint were legally inadequate. In January 1997, the defendants filed a Motion for Summary Judgment to dismiss all remaining claims as to all parties in the Action. In October 1997, an order was issued granting in part and denying in part the defendants' Motion for Summary Judgment, the effect of which narrowed the remaining issues significantly. Based upon, among other things, the advice of counsel, the General Partner believes that the remaining portions of the Amended Complaint are legally inadequate and intends to contest them vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages in connection with the Action.

On March 17, 1998, plaintiffs filed a Motion for Leave to Serve Supplemental Complaint and a Motion for Preliminary Injunction and Permanent Injunction. In those motions plaintiffs seek to enjoin Cencom Properties, its affiliates and all other defendants from advancing to themselves any partnership funds for payment of legal expenses in connection with the defense of the Action and enjoining the defendants to return to the Partnership and distribute to the Limited partners all sums advanced to the defendants for the purpose of paying legal expenses in connection with the defense of the Action.

As of March 31, 1998, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through March 31, 1998, incurred in connection with the Action. The receivable of $176,081 represents all litigation costs less the deductible of $100,000. In April 1998, the partnership has received an additional $48,000 for reimbursement of litigation costs.

                       CENCOM CABLE INCOME PARTNERS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant had no results of operations for the period subsequent to March 28, 1996, as a result of the sale of all of its cable television systems.

Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at March 31, 1998 were approximately $5.3 million, consisting of cash and cash equivalents of approximately $5.8 million and an insurance receivable of $176,000, offset by accrued liquidation costs of approximately $675,000. The net change in assets and liabilities during the quarter ended March 31, 1998 was approximately $183,000, which is the result of the increase in the cash and cash equivalents balance due to interest income earned by the Partnership and a decrease in the accrued costs of liquidation for legal and accounting services and for investor relations costs.


Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon obtaining final resolution of all liquidation issues, including all pending litigation and insurance receivable matters. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in March 31, 1998 financial statements.

Part II.  Other Information

Item 1.  Legal Proceedings

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

In October 1996, the plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). In connection with the filing of the Amended Complaint, the defendants informed the court that portions of the Amended Complaint were legally inadequate. In January 1997, the defendants filed a Motion for Summary Judgment to dismiss all remaining claims as to all parties in the Action. In October 1997, an order was issued granting in part and denying in part the defendants' Motion for Summary Judgment, the effect of which narrowed the remaining issues significantly. Based upon, among other things, the advice of counsel, the General Partner believes that the remaining portions of the Amended Complaint are legally inadequate and intends to contest them vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages in connection with the Action.

On March 17, 1998, plaintiffs filed a Motion for Leave to Serve Supplemental Complaint and a Motion for Preliminary Injunction and Permanent Injunction. In those motions plaintiffs seek to enjoin Cencom Properties, its affiliates and all other defendants from advancing to themselves any partnership funds for payment of legal expenses in connection with the defense of the Action and enjoining the defendants to return to the Partnership and distribute to the Limited partners all sums advanced to the defendants for the purpose of paying legal expenses in connection with the defense of the Action.

As of March 31, 1998, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through March 31, 1998, incurred in connection with the Action. The receivable of $176,081 represents all litigation costs less the deductible of $100,000.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-k

        (a)   Exhibits

              27 Financial Data Schedule

        (b)   Reports on Form 8-K-None

                       CENCOM CABLE INCOME PARTNERS, L.P.


                        FOR QUARTER ENDED MARCH 31, 1998


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

                                          CENCOM CABLE INCOME PARTNERS, L.P.

                                              By:  Cencom Properties, Inc.
                                                   its General Partner


                                               /s/ Jerald L. Kent
                                              ----------------------------------
                                                   Jerald L. Kent
                                                   Executive Vice President and
                                                   Chief Financial Officer



By:   /s/Jerald L. Kent                            May 13, 1998
      ----------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer



By:   /s/Ralph G. Kelly                            May 13, 1998
      ----------------------------
      Ralph G. Kelly
      Treasurer