Form 10-Q
period 1998-06-30
CENCOM CABLE INCOME PARTNERS LP
filed 1998-08-13
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from           to
                                ---------    ---------------------------

Commission File Number 0-14093
                       -------

                       CENCOM CABLE INCOME PARTNERS, L.P.
                       ----------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No___

                      CENCOM CABLE INCOME PARTNERS, L.P.
                      ----------------------------------

               FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1998
               -----------------------------------------------

                                    INDEX
                                    -----

                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  a. Statements of Assets and Liabilities in Liquidation - as of June 30, 1998 and             3
                     December 31, 1997
                  b. Statements of Changes in Assets and Liabilities in Liquidation - for the Three Months     4
                     Ended June 30, 1998 and 1997
                  c. Statements of Changes in Assets and Liabilities in Liquidation - for the Six Months       5
                     Ended June 30, 1998 and 1997
                  d. Notes to Financial Statements                                                             6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        8

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                                            9

         Item 2.  Change in Securities - None                                                                 -

         Item 3.  Defaults upon Senior Securities - None                                                      -

         Item 4.  Submission of Matters to a Vote of Security Holders -  None                                 -

         Item 5.  Other Information - None                                                                    -

         Item 6.  Exhibits and Reports on Form 8-K                                                            10

         Signature Page                                                                                       11

                       CENCOM CABLE INCOME PARTNERS, L.P.
                       ----------------------------------

               STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION
               ---------------------------------------------------

                                   (Unaudited)

                                                          June 30,            December 31,
                                                            1998                  1997
                                                            ----                  ----
ASSETS, at estimated realizable values:

         Cash and cash equivalents                       $5,792,844            $5,348,312
         Insurance receivable                               138,677               537,026
                                                         ----------            ----------
                      Total Assets                        5,931,521             5,885,338
                                                         ----------            ----------

LIABILITIES, at estimated settlement amounts:

         Accrued costs of liquidation                       571,460               808,858
                                                         ----------            ----------

                  Total liabilities                         571,460               808,858
                                                         ----------            ----------


NET ASSETS IN LIQUIDATION                                $5,360,061            $5,076,480
                                                         ==========            ==========



        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.
                       ----------------------------------

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
         --------------------------------------------------------------

                                   (Unaudited)

                                                                   For the Three Months Ended June 30,
                                                                   -----------------------------------
                                                                        1998                  1997
                                                                        ----                  ----
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

     Interest income generated from investments                     $   89,146            $    77,781
     (Increase)/Decrease in accrued costs of liquidation                11,223                (11,550)
     Increase in insurance receivable, net                                  --                 76,500
                                                                    ----------            -----------
         Net change in assets and liabilities                       $  100,369            $   142,731

NET ASSETS IN LIQUIDATION, beginning of period                       5,259,692              4,896,039
                                                                    ----------            -----------
NET ASSETS IN LIQUIDATION, end of period                            $5,360,061            $ 5,038,770
                                                                    ==========            ===========


        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.
                       ----------------------------------

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
         --------------------------------------------------------------

                                   (Unaudited)

                                                                   For the Six Months Ended June 30,
                                                                   ----------------------------------
                                                                       1998                  1997
                                                                       ----                  ----
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

     Interest income generated from investments                     $  164,076            $   190,101
     (Increase)/Decrease in accrued costs of liquidation               119,505               (111,550)
     Increase in insurance receivable, net                                  --                 76,500
                                                                    ----------            -----------
         Net change in assets and liabilities                       $  283,581            $   155,051

NET ASSETS IN LIQUIDATION, beginning of period                       5,076,480              4,883,719
                                                                    ----------            -----------
NET ASSETS IN LIQUIDATION, end of period                            $5,360,061            $ 5,038,770
                                                                    ==========            ===========










        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Unaudited)

1.  BASIS OF PRESENTATION:
    ---------------------

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

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems. As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of June 30, 1998, and December 31, 1997 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts.

2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:
    -----------------------------------------------

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

3.  LITIGATION:
    ----------

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

As of June 30, 1998, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through June 30, 1998, incurred in connection with the Action. The receivable of $138,677 represents all unreimbursed litigation costs less the deductible of $100,000.

CENCOM CABLE INCOME PARTNERS, L.P.
----------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The Registrant had no results of operations for the period subsequent to March 28, 1996, as a result of the sale of all of its cable television systems.

Changes in Assets and Liabilities in Liquidation
------------------------------------------------

Net assets in liquidation at June 30, 1998 were approximately $5.4 million, consisting of cash and cash equivalents of approximately $5.8 million and an insurance receivable of $139,000, offset by accrued liquidation costs of approximately $571,000. The net change in assets and liabilities during the six months ended June 30, 1998 was approximately $284,000, which is the result of the increase in the cash and cash equivalents balance due to interest income earned by the Partnership and a decrease in the accrued costs of liquidation for legal and accounting services and for investor relations costs.

Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon obtaining final resolution of all liquidation issues, including all pending litigation and insurance receivable matters. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in June 30, 1998 financial statements.

Part II.  Other Information
          -----------------

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

As of June 30, 1998, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through June 30, 1998, incurred in connection with the Action. The receivable of $138,677 represents all litigation costs less the deductible of $100,000.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-k

        (a)   Exhibits

              27 Financial Data Schedule

        (b)   Reports on Form 8-K-None

                       CENCOM CABLE INCOME PARTNERS, L.P.
                       ----------------------------------

                         FOR QUARTER ENDED JUNE 30, 1998
                         -------------------------------

                                   SIGNATURES
                                   ----------

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

                                        CENCOM CABLE INCOME PARTNERS, L.P.

                                            By:  Cencom Properties, Inc.
                                                 its General Partner

                                                 /s/ Jerald L. Kent
                                                 -----------------------------
                                                 Jerald L. Kent
                                                 Executive Vice President and
                                                 Chief Financial Officer

By:   /s/Jerald L. Kent                          August 11, 1998
      ---------------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer

By:   /s/Ralph G. Kelly                          August 11, 1998
      ---------------------------------
      Ralph G. Kelly
      Treasurer