Form 10-Q
period 1998-09-30
CENCOM CABLE INCOME PARTNERS LP
filed 1998-11-13
CIK 798769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    ----------------
Commission File Number 0-14093


                       CENCOM CABLE INCOME PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                                    43-1415278
           --------                                                    ----------
(State or Other Jurisdiction of                                        (I.R.S. Employer
Incorporation or Organization)                                         Identification No.)

12444 Powerscourt Drive - Suite 100
St. Louis, Missouri                                                    63131
-------------------------------------                                  -----
(Address of Principal Executive Offices)                               (Zip Code)



(Registrant's telephone number, including area code)              (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ---       ---

                       CENCOM CABLE INCOME PARTNERS, L.P.

              FORM 10-Q - FOR THE QUARTER ENDED September 30, 1998


                                      INDEX


                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  a. Statements of Assets and Liabilities in Liquidation - as of September 30, 1998 and        3
                     December 31, 1997
                  b. Statements of Changes in Assets and Liabilities in Liquidation - for the Three Months     4
                     Ended September 30, 1998 and 1997
                  c. Statements of Changes in Assets and Liabilities in Liquidation - for the Nine Months      5
                     Ended September 30, 1998 and 1997
                  d. Notes to Financial Statements                                                             6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        8

Part II. Other Information


         Item 1.  Legal Proceedings                                                                            9

         Item 2.  Change in Securities - None                                                                  -

         Item 3.  Defaults upon Senior Securities - None                                                       -

         Item 4.  Submission of Matters to a Vote of Security Holders -  None                                  -

         Item 5.  Other Information - None                                                                     -

         Item 6.  Exhibits and Reports on Form 8-K                                                            10

         Signature Page                                                                                       11


                       CENCOM CABLE INCOME PARTNERS, L.P.

               STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION

                                   (Unaudited)

                                                                  September 30,        December 31,
                                                                      1998                1997
                                                                      ----                ----
ASSETS, at estimated realizable values:

         Cash and cash equivalents                                  $ 5,807,233        $ 5,348,312
         Insurance receivable, net                                      138,677            537,026
                                                                    -----------        -----------
                      Total Assets                                    5,945,910          5,885,338
                                                                    -----------        -----------

LIABILITIES, at estimated settlement amounts:

         Accrued costs of liquidation                                   505,055            808,858
                                                                    -----------        -----------
                  Total liabilities                                     505,055            808,858
                                                                    -----------        -----------


NET ASSETS IN LIQUIDATION                                            $5,440,855        $ 5,076,480
                                                                     ==========        ===========




        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                   (Unaudited)


                                                                     For the Three Months Ended September 30,
                                                                     ----------------------------------------
                                                                              1998                  1997
                                                                              ----                  ----
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

     Interest income generated from investments                          $   80,794             $   75,437
    (Increase)/Decrease in accrued costs of liquidation                          --               (109,672)
     Increase in insurance receivable, net                                       --                 31,787
                                                                         ----------             ----------
         Net change in assets and liabilities                                80,794                 (2,448)

NET ASSETS IN LIQUIDATION, beginning of period                            5,360,061              5,038,770
                                                                         ----------             ----------
NET ASSETS IN LIQUIDATION, end of period                                 $5,440,855             $5,036,322
                                                                         ==========             ==========



        The accompanying notes are an integral part of these statements.

                       CENCOM CABLE INCOME PARTNERS, L.P.

         STATEMENTS OF CHANGES IN ASSETS AND LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                                                     For the Nine Months Ended September 30,
                                                                     ---------------------------------------
                                                                             1998                  1997
                                                                             ----                  ----
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:

     Interest income generated from investments                         $  244,870             $  265,538
    (Increase)/Decrease in accrued costs of liquidation                    119,505               (221,222)
     Increase in insurance receivable, net                                      --                108,287
                                                                        ----------             ----------
         Net change in assets and liabilities                              364,375                152,603

NET ASSETS IN LIQUIDATION, beginning of period                           5,076,480              4,883,719
                                                                        ----------             ----------
NET ASSETS IN LIQUIDATION, end of period                                $5,440,855             $5,036,322
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

On March 29, 1996, the Partnership consummated the sale of all of its cable television systems. As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on March 29, 1996. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of September 30, 1998, and December 31, 1997 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts.


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

As of September 30, 1998, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through September 30, 1998, incurred in connection with the Action. The receivable of $138,677 represents all unreimbursed litigation costs less the deductible of $100,000.

CENCOM CABLE INCOME PARTNERS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant had no results of operations for the period subsequent to March 28, 1996, as a result of the sale of all of its cable television systems.

Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at September 30, 1998 were approximately $5.4 million, consisting of cash and cash equivalents of approximately $5.8 million and an insurance receivable of $139,000, offset by accrued liquidation costs of approximately $505,000. The net change in assets and liabilities during the nine months ended September 30, 1998 was approximately $364,000, which is the result of the increase in the cash and cash equivalents balance due to interest income earned by the Partnership and a decrease in the accrued costs of liquidation for legal and accounting services and for investor relations costs.


Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon obtaining final resolution of all liquidation issues, including all pending litigation and insurance receivable matters. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in September 30, 1998 financial statements.

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

As of September 30, 1998, the Partnership has recorded a receivable (net of the deductible) from its insurance company for reimbursement of litigation costs through September 30, 1998, incurred in connection with the Action. The receivable of $138,677 represents all litigation costs less the deductible of $100,000.

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


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


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

                                      CENCOM CABLE INCOME PARTNERS, L.P.

                                              By:  Cencom Properties, Inc.
                                                   its General Partner

                                                   /s/Jerald L. Kent
                                                   -----------------------------
                                                   Jerald L. Kent
                                                   Executive Vice President and
                                                   Chief Financial Officer


By:   /s/Jerald L. Kent                            November 11, 1998
     --------------------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer



By:   /s/Ralph G. Kelly                            November 11, 1998
     --------------------------------------
      Ralph G. Kelly
      Treasurer